Form 10QSB
period 1995-03-31
CITIZENS BANCSHARES INC /LA/
filed 1995-05-15
CIK 715762

U.S. SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                               FORM 10-QSB

             QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934


For Quarter ended March 31, 1995         Commission file number 0-12425

                        Citizens Bancshares, Inc.
    (Exact name of small business issuer as specified in its charter)

          Louisiana                                   72-0759135
(State or other jurisdiction of          (I.R.S. Employer Identification)
incorporation or organization)

             841 West Main Street, Ville Platte, La.  70586
                  (Address of principal executive offices)


Issuer's telephone number, including area code         318-363-5643


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and
(2) had been subject to such filing requirements for the past 90 days.

                           Yes (x)     No ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


                                Number of
  Class of Common Stock     Shares Outstanding               As of

Common Stock $5 Par Value        115,000                  March 31, 1995















                      CITIZENS BANCSHARES, INC. AND
                 CITIZENS BANK, VILLE PLATTE, LOUISIANA


                                  INDEX


PART I.  FINANCIAL INFORMATION                               PAGE


     Condensed Consolidated Balance Sheets -
       March 31, 1995 and December 31, 1994 ..................3

     Condensed Consolidated Statements of Income -
       Three months ended March 31, 1995 and 1994 ............4

     Condensed Consolidated Statements of Cash Flows -
       Three months ended March 31, 1995 and 1994 ............5

     Notes to Consolidated Financial Statements...............6

     Management's Discussion and Analysis of
       Financial Condition and Results of
       Operations ............................................7


PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings ..............................9

     Item 6.  Exhibits and Reports on Form 8-K ...............9























PART I.               CITIZENS BANCSHARES, INC. AND
                 CITIZENS BANK, VILLE PLATTE, LOUISIANA

                  CONDENSED CONSOLIDATED BALANCE SHEETS
       MARCH 31, 1995 (UNAUDITED) AND DECEMBER 31, 1994 (AUDITED)
                        (in thousands of dollars)
                                          MARCH 31, 1995  DECEMBER 31,1994
ASSETS
Cash and due from banks                      $ 2,331          $ 1,799
Federal funds Sold                             4,575            2,325
               CASH AND CASH EQUIVALENTS       6,906            4,124

Interest-bearing deposits in other banks       3,664            3,961
Investment securities
  Held to maturity (estimated fair values     10,640           13,024
    of $10,628 and $12,893)
  Available-for-Sale, at fair value           23,399           17,069
                TOTAL SECURITIES              34,039           30,094


Loans,                                        35,603           35,274
  Unearned income                              ( 558)           ( 550)
  Allowance for possible loan losses           ( 790)           ( 774)
               NET LOANS                      34,255           33,950

Premises and equipment, net                      764              602
Other real estate                                  -                -
Deferred tax asset                               142              348
Accrued interest receivable                      785              830
Other assets                                     648              254
               TOTAL ASSETS                  $81,203          $74,165

LIABILITIES
Deposits
Demand                                       $ 8,496          $ 7,206
Savings and NOW Accounts                      13,018           11,588
Certificate of deposit and other
  time deposits $100,000 or more              17,407           17,259
Other time deposits                           35,275           31,646
               TOTAL DEPOSITS                 74,196           67,699

Accrued interest                                 306              324
Other liabilities                                206               93
               TOTAL LIABILITIES              74,708           68,116

SHAREHOLDERS' EQUITY
Common Stock $5 par value, 300,000
  shares authorized, 115,000 shares
  issued and outstanding                         575              575
Capital surplus                                  825              825
Retained earnings                              5,370            5,186
Unrealized (loss) on Available-for-Sale
  Securities, net of applicable deferred
  income taxes                                  (275)           (538)
                TOTAL SHAREHOLDERS' EQUITY     6,495            6,048

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $81,203          $74,164



                      CITIZENS BANCSHARES, INC. AND
                 CITIZENS BANK, VILLE PLATTE, LOUISIANA

         CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
            (in thousands of dollars, except per share data)

                                                   THREE MONTHS ENDED
                                                   3/31/95    3/31/94


Interest income
Interest, including fees                          $   821     $  757
Interest on investment securities
  U.S. Treasury securities                            102        107
  Obligations of other U.S. Government
   agencies and corporations                          298        228
  Obligations of states and political
   subdivisions                                        46         43
  Interest on federal funds sold                       61         30
  Interest on deposits in other banks                  58         52
               TOTAL INTEREST INCOME                1,386      1,217

Interest expense
  Interest on deposits
   Savings and NOW accounts                           121         89
   Certificates and other time deposits
    $100,000 and more                                 218        168
   Other time deposits                                372        333
   Other interest expense                               -          -
               TOTAL INTEREST EXPENSE                 711        590

Net interest income                                   675        627
  Provision for possible loan losses                   15         15
Net interest income after provision
 for possible loan losses                             660        612

Other Service Charges DDA's                            50         49
Other income                                           75         58

Salaries                                              214        180
FDIC Assessment                                        38         38
Other expense                                         220        173

Income before income taxes                            313        328
Income tax expense                                    129        104

Net Income                                        $   184     $  224

Net income per share of common stock              $  1.60      $ 1.95











                      CITIZENS BANCSHARES, INC AND
                 CITIZENS BANK, VILLE PLATTE, LOUISIANA
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                    MARCH 31, 1995 AND MARCH 31, 1994

                                                   March      March
                                                 31, 1995   31, 1994
Cash flows from operating activities:
  Net Income                                      $   184    $   224
  Adjustments to reconcile net income to
   net cash provided by operating activities -
    Provision for possible loan losses                 15         15
    Depreciation                                       11         11
    Net (accretion) of investment securities           (7)       (20)
    (Gain) on ivestment securities                     (1)        --
    (Gain) on sale of other real estate                --         --
    Decrease in interest receivable                    45         95
    (Increase) in other assets                        (13)       (29)
    (Decrease) in interest payable                    (18)       (78)
    Increase in other liabilities                     114        126
Net cash provided by operating activities             330        344

Cash flows from investing activities:
  Proceeds from maturities and calls of
    investment securities                           2,825      4,479
  Purchase of investment securities                (6,409)    (5,322)
  Decrease in interest-bearing
    deposits in other banks                           297       (497)
Purchase of Bank Branch                              (380)         --
Proceeds from sales of other real estate              130         --
  (Increase) in loans                                (340)       (25)
  Purchase of premises and equipment                 (168)       (20)
Net cash (used) by investing activities            (4,045)    (1,385)

Cash flows from financing activities:
 Increase in deposits                               6,497      3,222
Net cash provided by financing activities           6,497      3,222

Net increase in cash and cash equivalents           2,782      2,181

Cash and cash equivalents, beginning of year        4,124      4,443

Cash and cash equivalents, end of period          $ 6,906    $ 6,624

Cash paid for income taxes                        $   ---    $   ---
Cash paid for interest expense                    $   729    $   668

Other real estate acquired in satisfaction
     of loans                                     $    --    $    --
Total Increase (decrease) in Fair Value of
     Securities Available for Sale                $   398    $  (195)








                      CITIZENS BANCSHARES, INC. AND
                 CITIZENS BANK, VILLE PLATTE, LOUISIANA



PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

     (1) The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The December 31, 1994 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's latest annual report on Form 10-KSB. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full year ended December 31, 1995.

     (2) As of January 1, 1994, the Company adopted the Financial Accounting Standards Board Statement Number 115 (FASB 115), "Accounting for Certain Investments in Debt and Equity Securities". Under FASB 115, the Company has classified its investment securities into two categories, held-to-maturity and available-for-sale. Securities considered as held-to-maturity generally include all municipal and US Treasury and Government Agencies maturing within two years, which the Company has both the positive intent and ability to hold until maturity. Available-for-sale securities are those not considered held-to-maturity. Held-to-maturity securities are carried at amortized cost and are $10,640,000 at March 31, 1995 and $13,024,000 at
          December 31, 1994. Available-for-sale securities are carried at their fair value at March 31, 1995 of $23,399,000, which includes a net unrealized loss of $417,000 from their amortized cost of $23,816,000. The net unrealized loss net of a deferred tax benefit of $142,000 is carried as a reduction of stockholders' equity of $275,000.



















                     CITIZENS BANCSHARES, INC. AND
                CITIZENS BANK, VILLE PLATTE, LOUISIANA

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            MARCH 31, 1995



GENERAL STATEMENT

Citizens Bank, Ville Platte, Louisiana (The Bank) is a commercial banking institution formed in 1975 under the banking laws of the State of Louisiana. The Bank conducts business at a main office located in the City of Ville Platte, Louisiana and at a branch located in the Town of Mamou, Louisiana and the Village of Pine Prairie, Louisiana. The Bank offers a full range of traditional commercial banking services, including demand, savings, and time deposits, consumer, commercial, agriculture, and real estate loans, safe-deposit boxes, and access to two retail credit card plans, "VISA and MASTER CARD". Drive-in facilities are located at all banking locations.

The Bank is the 100% owned and consolidated subsidiary of Citizens Bancshares, Inc. of Ville Platte, Louisiana (the Company). The Company owns no other company.

The purpose of this narrative is to provide additional information that one may use to gain a more complete perspective on the operation of Citizens Bank as a commercial banking enterprise. Comments included herein should be read and taken into consideration along with other specific financial information given within this report. It is also noted that these comments may represent information that would not be otherwise available from the financial statements alone.


FINANCIAL CONDITION

The Bank's total assets increased during the first three months of 1995 from $74,165,000 to $81,203,000, a $7,038,000 or 9.49% increase. Most of this increase is the result of the acquisition of the Pine Prairie Branch which was purchased on January 12, 1995 from American Security Bank of Ville Platte, Louisiana. With about 80% of the deposits remaining with Citizens Bank, the acquisition has provided growth opportunities and new customer relationships for the Bank.

Earning assets, which include loans, investment securities, federal funds sold, and deposits in other banks were $77,323,000, a 8.75% increase from 1994 year end earning assets of $71,103,000.

The Allowance for Possible Loan Losses at March 31, 1995 was $790,000. Management maintains an allowance for possible loan losses at a level considered to be adequate to provide for possible loan losses. At March 31, 1995, the loan loss reserve to total loans was 2.25%. A total of


$15,000 has been added to the allowance by charges against income during the first three months of 1195. Total charge-offs as of March 31, 1995 were $12,780 with recoveries being $13,806.


Deposits, both time and demand, represents the chief source of funds for the bank. Deposits at March 31, 1995, were $74,196, representing a increase of $6,497 or 9.60% from year end 1994 total deposits of $67,699. $3,639 of the increase was in time deposits less than $100,000. Management finds that depositors are staying short-term and feels pressured with the competitor rates being offered by local brokerage firms.


The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate balance between interest-earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet cash flow requirements of customers. With the Bank's asset/liability management program, most loan and deposit changes can be anticipated and provided for without an adverse impact on earnings. The Bank's liquidity ratio at March 31, 1995 was 57.07%.


RESULTS OF OPERATIONS

The Bank's net income for the first quarter of 1995 was $184,000 or $1.60 per share as compared to $224,000 or $1.95 per share for the same period in 1994. At March 31, 1995, net return on assets were 0.92% and net return on equity 9.74%. The decrease in income for the quarter ended March 31, 1995, appears principally attributable to period acquisition costs included in noninterest expense.

Noninterest income, which consists of service charges and fees on financial services, was $126,000 for the first three months of 1995, a $19,000 increase from the first three months of 1994.

Noninterest expense for the first three months of 1995 increased by $81,000 as compared to the first three months of 1994. Salaries and employee benefits increased by $34,000 in the first three months of 1995. This increase is the result of additional staff due to the acquisition and growth of Citizens Bank. Other expenses which had large increases were computer and courier service and customer check charges waivers. With the acquisition of the new branch, Citizens Bank agreed to pay the cost of new check orders to replace existing American Security Bank checks.

At March 31, 1995, the bank's ratios were as follows:

     Capital to Asset      9.19%
     Risk Based           20.34%
     Tier 1               18.34%
     Leverage Ratio        8.33%













                     CITIZENS BANCSHARES, INC. AND
                CITIZENS BANK, VILLE PLATTE, LOUISIANA


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         Legal proceedings involving the Bank are limited to proceedings arising from normal business activities, none of which are considered material.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Part II Exhibits: none

         (b) The Company has not filed any reports on Form 8-K during the quarter ended March 31, 1995.














































                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CITIZENS BANCSHARES, INC.

                                   CARL W. FONTENOT
                                   PRESIDENT & CEO

                                   WAYNE VIDRINE
                                   EXECUTIVE VICE PRES.-TREASURER