Form 10QSB
period 1995-06-30
CITIZENS BANCSHARES INC /LA/
filed 1995-07-26
CIK 715762

U.S. SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                               FORM 10-QSB

             QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934


For Quarter ended June 30, 1995         Commission file number 0-12425

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

                           Yes (x)     No ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


                                Number of
  Class of Common Stock     Shares Outstanding               As of

Common Stock $5 Par Value        115,000                  June 30, 1995















                      CITIZENS BANCSHARES, INC. AND
                 CITIZENS BANK, VILLE PLATTE, LOUISIANA


                                  INDEX


PART I.  FINANCIAL INFORMATION                               PAGE


     Condensed Consolidated Balance Sheets -
       June 30, 1995 and December 31, 1994 ..................3

     Condensed Consolidated Statements of Income -
       Six and Three months ended June 30, 1995 and
       June 30, 1994 ........................................4

     Condensed Consolidated Statements of Cash Flows -
       Six months ended June 30, 1995 and
       June 30, 1994 ........................................5

     Notes to Consolidated Financial Statements..............6

     Management's Discussion and Analysis of
       Financial Condition and Results of
       Operations ...........................................7


PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings ............................10

     Item 6.  Exhibits and Reports on Form 8-K .............10





















PART I.               CITIZENS BANCSHARES, INC. AND
                 CITIZENS BANK, VILLE PLATTE, LOUISIANA

                  CONDENSED CONSOLIDATED BALANCE SHEETS
        JUNE 30, 1995 (UNAUDITED) AND DECEMBER 31, 1994 (AUDITED)
                        (in thousands of dollars)
                                          JUNE 30, 1995  DECEMBER 31,1994
ASSETS
Cash and due from banks                      $ 2,066          $ 1,799
Federal funds Sold                             3,450            2,325
              CASH AND CASH EQUIVALENTS        5,516            4,124

Interest-bearing deposits in other banks       3,654            3,961
Investment securities
  Held to maturity (estimated fair values     11,638           13,024
    of $11,739 and $12,893)
  Available-for-Sale, at fair value           23,800           17,070
                TOTAL SECURITIES              35,438           30,094


Loans,                                        36,665           35,274
  Unearned income                              ( 579)           ( 550)
  Allowance for possible loan losses           ( 791)           ( 774)
               NET LOANS                      35,295           33,950

Premises and equipment, net                      841              602
Other real estate                                  6                -
Deferred tax asset                                 9              348
Accrued interest receivable                      856              830
Other assets                                     670              255
               TOTAL ASSETS                  $82,285          $74,164

LIABILITIES
Deposits
Demand                                       $ 8,101          $ 7,206
Savings and NOW Accounts                      12,481           11,588
Certificate of deposit and other
  time deposits $100,000 or more              17,956           17,259
Other time deposits                           36,175           31,646
               TOTAL DEPOSITS                 74,713           67,699

Accrued interest                                 412              324
Other liabilities                                129               93
               TOTAL LIABILITIES              75,254           68,116

SHAREHOLDERS' EQUITY
Common Stock $5 par value, 300,000
  shares authorized, 115,000 shares
  issued and outstanding                         575              575
Capital surplus                                  825              825
Retained earnings                              5,649            5,186
Unrealized (loss) on Available-for-Sale
  Securities, net of applicable deferred
  income taxes                                   (18)           (538)
                TOTAL SHAREHOLDERS' EQUITY     7,031            6,048

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $82,285          $74,164




                       CITIZENS BANCSHARES, INC. AND
                  CITIZENS BANK, VILLE PLATTE, LOUISIANA

          CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
             SIX AND THREE MONTHS ENDED JUNE 30, 1995 AND 1994
             (in thousands of dollars, except per share data)

                                             SIX MONTHS       THREE MONTHS
                                                ENDED             ENDED
                                          6/30/95  6/30/94  6/30/95  6/30/94

Interest income
Interest and fees on loans                $ 1,671  $ 1,538  $  850   $  782
Interest on investment securities
  U.S. Treasury Securities                    203      239     101      131
  Obligations of other U.S. Government        645      447     347      219
   agencies and corporations
  Obligations of states and political          96       85      50       42
   subdivisions
  Interest on federal funds sold              116       61      55       31
  Interest on deposits in other banks         117      104      59       52
                  TOTAL INTEREST INCOME     2,848    2,474   1,462    1,257


Interest expense
  Interest on deposits
   Savings and NOW accounts                   181      179      59       90
   Certificates and other time deposits
    $100,000 and more                         467      353     250      185
   Other time deposits                        865      655     493      322
   Other interest expense                       0        0       0        0

               TOTAL INTEREST EXPENSE       1,513    1,187     802      597


Net interest income                         1,335    1,287     660      660
Provision for Possible Loan Losses             30       30      15       15

Net interest income after provision
 for possible loan losses                   1,305    1,257     645      645

Service Charge on deposit accounts            173      158      87       79
Other income                                  128       68      88       39
Salaries & Employee Benefits                  422      374     208      194
Other expense                                 505      414     246      202

Income before income taxes                    679      695     366      367
Income tax expense                            216      202      87       98
Net Income                                $   463  $   493  $  279   $  269

Net income per share of common stock      $  4.02  $  4.29  $ 2.43   $ 2.34


The accompanying notes are an integral part of these financial statements.






                       CITIZENS BANCSHARES, INC AND
                  CITIZENS BANK, VILLE PLATTE, LOUISIANA
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                      JUNE 30, 1995 AND JUNE 30, 1994

                                                    JUNE      JUNE
                                                 31, 1995   31, 1994
Cash flows from operating activities:
  Net Income                                      $   464    $   493
  Adjustments to reconcile net income to
   net cash provided by operating activities -
    Provision for possible loan losses                 30         30
    Depreciation                                       21         22
    Net (accretion) of investment securities          (22)       (34)
    (Gain) on ivestment securities                     (1)        --
    (Gain) on sale of other real estate                --         --
    (Increase) in interest receivable                 (26)       ( 1)
    (Increase) in other assets                        (49)       (13)
    Increase (decrease) in interest payable            88        (24)
    Increase (decrease) in other liabilities           36       (138)
Net cash provided by operating activities             541        335

Cash flows from investing activities:
  Proceeds from maturities and calls of
    investment securities                           5,225      6,495
  Purchase of investment securities                (9,891)    (8,007)
  Decrease in interest-bearing
    deposits in other banks                           307        499
Purchase of Bank Branch                              (367)        --
Proceeds from sales of other real estate               --         --
  (Increase) in loans                              (1,181)    (1,212)
  Purchase of premises and equipment                 (256)       (28)
Net cash (used) by investing activities            (6,163)    (2,253)

Cash flows from financing activities:
 Increase in deposits                               7,014      2,018
Net cash provided by financing activities           7,014      2,018

Net increase in cash and cash equivalents           1,392        100

Cash and cash equivalents, beginning of year        4,124      4,443

Cash and cash equivalents, end of period          $ 5,516    $ 4,543

Cash paid for income taxes                        $   188    $   193
Cash paid for interest expense                    $ 1,425    $ 1,211

Other real estate acquired in satisfaction
     of loans                                     $     6    $    --
Total Increase (decrease) in Fair Value of
     Securities Available for Sale                $   788    $  (524)









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

     (2) As of January 1, 1994, the Company adopted the Financial Accounting Standards Board Statement Number 115 (FASB 115), "Accounting for Certain Investments in Debt and Equity Securities". Under FASB 115, the Company has classified its investment securities into two categories, held-to-maturity and available-for-sale. Securities considered as held-to-maturity generally include all municipal and US Treasury and Government Agencies maturing within two years, which the Company has both the positive intent and ability to hold until maturity. Available-for-sale securities are those not considered held-to-maturity. Held-to-maturity securities are carried at amortized cost and are $11,638,000 at June 30, 1995 and $13,024,000 at
          December 31, 1994. Available-for-sale securities are carried at their fair value at June 30, 1995 of $23,800,000, which includes a net unrealized loss of $27,470 from their amortized cost of $23,827,000. The net unrealized loss net of a deferred tax benefit of $9,340 is carried as a reduction of stockholders' equity of $18,130.



















                     CITIZENS BANCSHARES, INC. AND
                CITIZENS BANK, VILLE PLATTE, LOUISIANA

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             JUNE 30, 1995



GENERAL STATEMENT

Citizens Bank, Ville Platte, Louisiana (The Bank) is a commercial banking institution formed in 1975 under the banking laws of the State of Louisiana. The Bank conducts business at a main office located in the City of Ville Platte, Louisiana and at branch offices located in the Town of Mamou, Louisiana and the Village of Pine Prairie, Louisiana. The Bank offers a full range of traditional commercial banking services, including demand, savings, and time deposits, consumer, commercial, agriculture, and real estate loans, safe-deposit boxes, and access to two retail credit card plans, "VISA and MASTER CARD". Drive-in facilities are located at all banking locations.

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


FINANCIAL CONDITION

The Bank's total assets increased during the first six months of 1995 from $74,165,000 to $82,285,000, a $8,120,000 or 10.95% increase. Most of this increase took place in the first quarter of 1995 due to the ac quisition of the Pine Prairie Branch which was purchased on January 12, 1995 from American Security Bank of Ville Platte, Louisiana. With about 80% of the deposits remaining with Citizens Bank, the acquisition has provided growth opportunities and new customer relationships for the Bank. In comparing the first quarter of 1995 to the second quarter of 1995, the bank's total assets increased by $1,082,000 or about 1%; this increase resutled broad internal growth.

Earning assets, which include loans, investment securities, federal funds sold, and deposits in other banks were $78,628,000, a 10.58% increase from 1994 year end earning assets of $71,103,000. Increases in earning assets positions generally mirror increases in total assets both in terms of the amounts and causes of change.





Nonaccrual loans, which are loans on which the interest recognition has been suspended until received because of doubts as to the borrowers' ability to repay principal and interest, were $179,008 at June 30, 1995. Loans which are 90 days or over past due and still accruing interest totaled $289,749 at June 30, 1995. Past Due loans to total loans for June 30, 1995 was 2.31% and loan to deposit ratio was 48.30%.

The Allowance for Possible Loan Losses at June 30, 1995 was $790,558. Management maintains an allowance for possible loan losses at a level considered to be adequate to provide for possible loan losses. At June 30, 1995, the loan loss reserve to total loans was 2.19%. A total of $30,000 has been added to the allowance by charges against income during the first six months of 1995. Total charge-offs as of June 30, 1995 were $33,716 and recoveries of charge-offs totaled $20,172.

As the Bank's primary source of funds, deposits, both time and demand, increased $7,014,000 or 10.36% during the first six months of 1995. Non-interest-bearing deposits increased $895,000, and interest-bearing deposits increased $6,119,000. With the downward turn in interest rates, management finds that most depositors are staying short and feels pressured with the competitor rates being offered by local brokerage firms.


The primary functions of asset/liability management are to assure adequate liquidity and maintaince of appropriate balance between interest-earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet cash flow requirements of customers. With the Bank's asset/liability management program, most loan and deposit changes can be anticipated and provided for without an adverse impact on earnings. The Bank's liquidity ratio at June 30, 1995 was 56.59%.


RESULTS OF OPERATIONS

The Bank's net income for the six months ended June 30, 1995 was $463,000 or $4.02 per share as compared to $493,000 or $4.29 per share for the same period in 1994. At June 30, 1995, net return on assets was 1.14% and the net return on equity was 11.85%.

Noninterest income, which consists of service charges and fees on financial services, was $301,000 for the first six months of 1995, a $75,000 increase from the first six months of 1994. Most of this increase is attributed to the gain on sale of assets in which $55,000 was credited to income for the adjustment of land acquired in exchange to fair value in accordance with the Official of Financial Institution.

Noninterest expense for the first six months of 1995 increased by $139,000 as compared to the first six months of 1994. Salaries and employee benefits, the largest component of non-interest expense, increased by $48,000 as a result of additional staff to meet the branch acquisition and internal growth of Citizens Bank. With a 15 year amortization for the premium paid for the acquisition of the Pine Prairie Branch, $12,667 has been expense as of June 30, 1995.

At June 30, 1995, the bank's ratios were as follows:

     Capital to Asset      9.43%
     Risk Based           19.45%
     Tier 1               17.50%
     Leverage Ratio        8.08%





































































                     CITIZENS BANCSHARES, INC. AND
                CITIZENS BANK, VILLE PLATTE, LOUISIANA


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         Legal proceedings involving the Bank are limited to proceedings arising from normal business activities, none of which are considered material.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Part II Exhibits: none

         (b) The Company has not filed any reports on Form 8-K during the quarter ended June 30, 1995.














































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