Form 10QSB
period 1995-09-30
CITIZENS BANCSHARES INC /LA/
filed 1995-11-09
CIK 715762

U.S. SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                               FORM 10-QSB

             QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934


For Quarter ended September 30, 1995      Commission file number 0-12425

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

                           Yes (x)     No ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


                                Number of
  Class of Common Stock     Shares Outstanding               As of

Common Stock $5 Par Value        115,000              September 30, 1995




















                      CITIZENS BANCSHARES, INC. AND
                 CITIZENS BANK, VILLE PLATTE, LOUISIANA


                                  INDEX


PART I.  FINANCIAL INFORMATION                               PAGE


     Condensed Consolidated Balance Sheets -
       September 30, 1995 and December 31, 1994..............3

     Condensed Consolidated Statements of Income -
       Nine and Three months ended September 30, 1995
       and September 30, 1994................................4

     Condensed Consolidated Statements of Cash Flows -
       Nine months ended September 30, 1995 and
       September 30, 1994....................................5

     Management's Discussion and Analysis of
       Financial Condition and Results of
       Operations............................................6

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings...............................8

     Item 6. Exhibits and Reports of Form 8-K................8


























PART I.               CITIZENS BANCSHARES, INC. AND
                 CITIZENS BANK, VILLE PLATTE, LOUISIANA

                  CONDENSED CONSOLIDATED BALANCE SHEETS
     SEPTEMBER 30, 1995 (UNAUDITED) AND DECEMBER 31, 1994 (AUDITED)
                        (in thousands of dollars)

                                           SEPT 30, 1995    DEC 31, 1994
                                 ASSETS
Cash and due from banks                      $ 2,816          $ 1,799
Federal Funds Sold                             2,975            2,325
               CASH AND CASH EQUIVALENTS       5,791            4,124

Interest-bearing deposits in other banks       3,753            3,961

Investment securities
  Held to maturity (estimated fair values      9,501           13,024
  of $9,615 and $12,893)
  Available-for-Sale, at fair value           24,383           17,070
               TOTAL SECURITIES               33,884           30,094


Loans,                                        38,317           35,274
  Unearned income                              ( 551)           ( 550)
  Allowance for possible loan losses           ( 839)           ( 774)
               NET LOANS                      36,927           33,950

Premises and equipment, net                      876              602
Other real estate                                 59               --
Accrued interest receivable                      839              830
Deferred Tax Asset                                --              348
Other assets                                     618              255
               TOTAL ASSETS                  $82,747          $74,164

                  LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Demand                                       $ 7,813          $ 7,206
Savings and NOW Accounts                      12,360           11,588
Certificate of deposit and other
  time deposits $100,000 or more              18,286           17,259
Other time deposits                           36,383           31,646
               TOTAL DEPOSITS                 74,842           67,699
Accrued interest                                 430              324
Other liabilities                                160               93
               TOTAL LIABILITIES              75,432           68,116

SHAREHOLDERS' EQUITY
Common Stock $5 par value, 300,000
  shares authorized, 115,000 shares
  issued and outstanding                         575              575
Capital surplus                                  825              825
Retained earnings                              5,911            5,186
Unrealized (loss) on Available-for-Sale
  Securities, net of applicable deferred
  income taxes                                     4             (538)
               TOTAL SHAREHOLDERS' EQUITY      7,315            6,048
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $82,747          $74,164

The accompanying notes are an integral part of these financial statements.



                      CITIZENS BANCSHARES, INC. AND
                 CITIZENS BANK, VILLE PLATTE, LOUISIANA

         CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
         NINE AND THREE MONTHS ENDED SEPTEMBER 30,1995 AND 1994
            (in thousands of dollars, except per share data)

                                           NINE MONTHS       THREE MONTHS
                                               ENDED             ENDED
                                        9/30/95  9/30/94  9/30/95  9/30/94

Interest income
Interest and fees on loans               $ 2,592  $ 2,352  $  921   $  814
Interest on investment securities
  U.S. Treasury Securities                   291      360      87      120
  Obligations of other U.S. Government     1,006      675     361      228
   agencies and corporations
  Obligations of states and political        149      128      53       43
   subdivisions
  Interest on federal funds sold             163       95      47       34
  Interest on deposits in other banks        175      153      59       49
                 TOTAL INTEREST INCOME     4,376    3,763   1,528    1,288


Interest expense
  Interest on deposits
   Savings and NOW accounts                  270      269      89       89
   Certificates and other time deposits
    $100,000 and more                        731      550     264      196
   Other time deposits                     1,365      986     500      332
             TOTAL INTEREST EXPENSE        2,366    1,805     853      617


Net interest income                        2,010    1,958     675      671
Provision for Possible Loan Losses            75       45      45       15
Net interest income after provision
 for possible loan losses                  1,935    1,913     630      656

Service Charge on deposit accounts           268      233      95       75
Other income                                 157      102      29       34
Salaries & Employee Benefits                 648      551     226      177
Other expense                                698      618     194      204

Income before income taxes                 1,014    1,079     334      384
Income tax expense                           289      317      72      115
Net Income                               $   725  $   762  $  262   $  269

Net income per share of common stock     $  6.30  $  6.62  $ 2.28   $ 2.34


The accompanying notes are an integral part of these financial statements.







                      CITIZENS BANCSHARES, INC AND
                 CITIZENS BANK, VILLE PLATTE, LOUISIANA
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                SEPTEMBER 30, 1995 AND SEPTEMBER 30, 1994

                                                    SEPT      SEPT
                                                 30, 1995   30, 1994
Cash flows from operating activities:
  Net Income                                      $   727    $   762
  Adjustments to reconcile net income to
   net cash provided by operating activities -
    Provision for possible loan losses                 75         50
    Depreciation                                       31         33
    Net (accretion) of investment securities          (40)       (42)
    (Gain) on ivestment securities                     (1)        --
    (Gain) on sale of other real estate                --         --
    (Increase) decrease in interest receivable         (9)        40
    (Increase) in other assets                        (35)       (55)
    Increase (decrease) in interest payable           106        (52)
    Increase (decrease) in other liabilities           67       (136)
Net cash provided by operating activities             921        595

Cash flows from investing activities:
  Proceeds from maturities and calls of
    investment securities                            8317      7,876
  Purchase of investment securities               (11,191)    (8,777)
  Decrease in interest-bearing
    deposits in other banks                           208      1,084
Purchase of Bank Branch                              (361)        --
Proceeds from sales of other real estate               --         --
  (Increase) in loans                              (3,070)    (2,132)
  Purchase of premises and equipment                 (300)       (33)
Net cash (used) by investing activities            (6,397)    (1,982)

Cash flows from financing activities:
 Increase in deposits                               7,143      1,322
Net cash provided by financing activities           7,143      1,322

Net increase in cash and cash equivalents           1,667        (65)

Cash and cash equivalents, beginning of year        4,124      4,443

Cash and cash equivalents, end of period          $ 5,791    $ 4,378

Cash paid for income taxes                        $   250    $   315
Cash paid for interest expense                    $ 2,260    $ 1,856

Other real estate acquired in satisfaction
     of loans                                     $    59    $    --
Total Increase (decrease) in Fair Value of
     Securities Available for Sale                $   821    $  (558)








                      CITIZENS BANCSHARES, INC. AND
                 CITIZENS BANK, VILLE PLATTE, LOUISIANA

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           SEPTEMBER 30, 1995



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


FINANCIAL CONDITION

The Bank's total assets increased during the first nine months of 1995 from $74,165,000 to $82,747,000, a $8,582,000 or 11.57% increase. Most of this increase took place in the first quarter of 1995 due to the ac quisition of the Pine Prairie Branch which was purchased on January 12, 1995 from American Security Bank of Ville Platte, Louisiana. With about 80% of the deposits remaining with Citizens Bank, the acquisition has provided growth opportunities and new customer relationships for the Bank. In comparing the first two quarter of 1995 to the third quarter of 1995, the bank's total assets increased by $462,000 or about 1%.

Earings assets, which include loans, investments securities, federal funds sold, and deposits in other banks were $78,378,000, a 10.23% increase from 1994 year end earning assets of $71,103,000.





Nonaccrual loans, which are loans on which the interest recognition has been suspended until received because of doubts as to the borrowers' ability to repay principal and interest, were $ 0 at September 30, 1995. Loans which are 90 days or over past due and still accruing interest totaled $205,593 at September 30, 1995. Past Due loans to total loans for September 30, 1995 was 2.38% and loan to deposit ratio was 50.46%.

The Allowance for Possible Loan Losses at September 30, 1995 was $839,011. Management maintains an allowance for possible loan losses at a level considered to be adequate to provide for possible loan losses. At September 30, 1995, the loan loss reserve to total loans was 2.22%. $75,000 has been added to the allowance by charges against income during the first nine months of 1995. Total charge-offs as of September 30, 1995 were $39,274 and recoveries of charge-offs totaled $29,182.

As the Bank's primary source of funds, deposits, both time and demand, increased $7,143,000 or 10.55% during the first nine months of 1995. Non-interest-bearing deposits increased $607,000, and interest-bearing deposits increased $6,536,000. With the continue decrease in interest rates, management finds that most depositors are staying short and feels pressured with the competitor rates being offered by local brokerage firms.


The primary functions of asset/liability management are to assure adequate liquidity and maintaince of appropriate balance between interest-earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet cash flow requirements of customers. With the Bank's asset/liability management program, most loan and deposit changes can be anticipated and provided for without an adverse impact on earnings. The Bank's liquidity ratio at September 30, 1995 was 54.71%.


RESULTS OF OPERATIONS

The Bank's net income for the nine months ended September 30, 1995 was $725,000 or $6.30 per share. At September 30, 1995, net return on assets was 1.18% and the net return on equity was 11.89%.

Noninterest income, which consists of service charges and fees on financial services, was $425,000 for the first nine months of 1995, a $90,000 increase from the first nine months of 1994. Most of this increase is attributed to the gain on sale of assets in which $55,000 was credited to income for the adjustment of land acquired in exchange to fair value in accordance with the Official of Financial Institution.

Noninterest expense for the first nine months of 1995 increased by $177,000 as compared to the first nine months of 1994. Salaries and employee benefits, the largest component of non-interest expense, increased by $98,000 as a result of additional staff to meet the branch acquisition and internal growth of Citizens Bank. With a 15 year amortization for the premium paid for the acquisition of the Pine Prairie Branch, $19,000 has been expense as of September 30, 1995.
Computer & Courier Service has increased by $13,000 as a result of additional reporting required for the Pine Prairie Branch.

At September 30, 1995, the bank's ratios were as follows:

     Capital to Asset      8.85%
     Risk Based           19.73%
     Tier 1               17.79%
     Leverage Ratio        8.48%


                      CITIZENS BANCSHARES, INC. AND
                 CITIZENS BANK, VILLE PLATTE, LOUISIANA


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         Legal proceedings involving the Bank are limited to proceedings arising from normal business activities, none of which are considered material.


Item 6.  Exhibits and Reports on Form 8-K

         (a) Part II Exhibits: none

         (b) The Company has not filed any reports on Form 8-K during the quarter ended September 30, 1995.








































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