Form 10KSB
period 1995-12-31
CITIZENS BANCSHARES INC /LA/
filed 1996-03-26
CIK 715762

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                               FORM 10-KSB

     (Mark One)

(x)  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 (Fee Required)

For the Fiscal Year Ended December 31, 1995

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No fee required)

For the transition period from        to

Commission file number 0-12425

                        CITIZENS BANCSHARES, INC.
         (Exact name of registrant as specified in its charter)

         Louisiana                                72-0759135
(State or other jurisdiction of          (IRS Employer Identification No.)
incorporation or organization)

       P.O. Box 598
   Ville Platte, Louisiana                        70586-0598
(Address of principal executive                   (Zip Code)
         offices)

    Registrant's telephone number, including area code: (318) 363-5643

    Securities registered under Section 12(b) of the Exchange Act:

                                           Name of each exchange
         Title of each class:              on which registered:
               None                               None

    Securities registered under Section 12(g) of the Exchange Act:

                 Common Stock, $5.00 par value per share
                            (Title of Class)

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
    the past 90 days. Yes   x    No

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.(x)

    State issuer's revenues for its most recent year. $ 6,446,720

    State the aggregate market value of the voting stock held by non-affiliates* of the Registrant as of March 15, 1996 (based on $13.00 per share).

                                $591,318

    Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

    Common Stock, $5.00 par value, 115,000 shares outstanding as of March 15, 1995.

                  DOCUMENTS INCORPORATED BY REFERENCE:

                                             Part of Form 10-KSB
       Documents Incorporated             into which Incorporated
    Definitive Proxy Statement                     Part III
        for the 1996 Annual
      Meeting of Shareholders

    1995 Annual Report to Shareholders             Part II

*For the purposes of this computation only, shares held by directors, executive officers, and principal shareholders have been excluded.


    Transitional Small Business Disclosure Format: yes   no x



FORM 10-KSB CROSS REFERENCE INDEX


     PART I                                                        PAGE
ITEM 1    BUSINESS....................................................4
          SUPPLEMENTAL FINANCIAL INFORMATION:
          INVESTMENT SECURITIES.......................................8
          LOANS.......................................................9
          LOAN MATURITY AND INTEREST RATE SENSITIVITY.................9
          INTEREST RATE SENSITIVITY AND LIQUIDITY....................10
          RISK ELEMENTS..............................................11
          ALLOWANCE FOR POSSIBLE LOAN LOSSES.........................12
          DEPOSITS...................................................14
          RETURN ON EQUITY AND ASSETS................................14
          RATE/VOLUME ANALYSIS.......................................15
          AVERAGE BALANCE SHEETS AND NET INTEREST YIELD ANALYSIS.....16
ITEM 2    PROPERTIES.................................................18
ITEM 3    LEGAL PROCEEDINGS..........................................18
ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........18
     PART II
ITEM 5    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS........................................19
ITEM 6    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.........................*
ITEM 7    FINANCIAL STATEMENTS .......................................*
          CONSOLIDATED BALANCE SHEETS.................................*
          CONSOLIDATED STATEMENTS OF INCOME...........................*
          CONSOLIDATED STATEMENTS OF CASH FLOWS.......................*
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY..*
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..................*
          REPORT OF INDEPENDENT AUDITORS..............................*
ITEM 8    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE........................20
     PART III
ITEM 9    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........**
ITEM 10   EXECUTIVE COMPENSATION.....................................**
ITEM 11   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT.............................................**
ITEM 12   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............**
     PART IV
ITEM 13   EXHIBITS AND REPORTS ON FORM 8-K...........................20
          SIGNATURES.................................................21

*    INCORPORATED BY REFERENCE TO CITIZENS BANCSHARES, INC. ANNUAL REPORT
**   INCORPORATED BY REFERENCE TO CITIZENS BANCSHARES, INC. PROXY STATEMENT

PART I.
ITEM 1. BUSINESS
GENERAL

Citizens Bancshares, Inc. (the "Company") is a Louisiana business corporation and a one-bank holding company registered under the federal Bank Holding Company act of 1956. It was formed in 1983 primarily for the purpose of holding all of the outstanding stock of Citizens Bank (the "Bank"), which is the Company's sole subsidiary.

The Bank was formed in 1975 under the banking laws of the State of Louisiana. The Bank conducts a general commercial banking business through its main office at Ville Platte, Louisiana and branch offices in Mamou, Louisiana, and Pine Prairie, Louisiana, all of which are in Evangeline Parish, Louisiana. The Bank offers a full range of traditional commercial banking services, including demand, savings and time deposits, consumer, commercial and real estate loans, safe-deposit boxes and access to two retail credit plans -- "VISA" and "MASTERCARD". The Bank does not offer trust services. Drive-in banking facilities are located at all banking locations.

COMPETITION

The Bank competes actively with national and state banks and savings and loan institutions in Louisiana for all types of loans and deposits. The Bank competes for loans with other financial institutions, such as insurance companies, real estate investment trusts, savings and loans, small loan companies, credit unions and certain government agencies. There are 6 financial institutions in Evangeline Parish with a total of 12 banking offices.

EMPLOYEES

As of December 31, 1995, the Company and the Bank had approximately 36 full-time equivalent employees. The Company has no salaried employees, although certain executive officers hold parallel positions with the Bank. No employees are represented by unions or other bargaining units, and management considers its relations with employees to be satisfactory.

SUPERVISION AND REGULATION

General

The Company and the Bank are extensively regulated under both federal and state laws. To the extent that the following information describes particular statutory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable law or regulation may have a material effect on the business and prospects of the Company.

The Company

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "Act"), and, as such, is subject to the provisions of the Act and to regulation and supervision by the Board of Governors of the Federal Reserve System (the "Board"). The Company is required to file with the Board annual reports containing such information as the Board may require pursuant to the Act and also is subject to periodic examination by the Board.

Under the Act, a bank holding company may not acquire more than 5% of the voting shares, or substantially all the assets, of any bank without the prior approval of the Board.

The Act also limits, with certain exceptions, the business in which a bank holding company may engage, directly or through subsidiaries, to banking, managing or controlling banks, and furnishing or performing activities so closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is a proper incident to banking or managing or controlling banks, the Board must consider whether its performance by an affiliate of a bank holding company can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition or gains in efficiency that outweigh possible adverse effects, such as undue concentrations of resources, decreased or unfair competition, conflicts of interest or other unsound banking practices.

The Board has adopted regulations implementing the provisions of the Act with respect to the activities of bank holding companies. Whether or not a particular non-banking activity is permitted under the Act, the Board is authorized to require a bank holding company to terminate any activity or to divest itself of any non-banking subsidiary if its actions represent unsafe or unsound practices or violations of law.

Under the Act, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit, the lease or sale of property or provision of any services.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ( the "1991 Act") subject bank holding companies as well as banks to significantly increased regulation and supervision. Among other things, the 1991 Act provides that undercapitalized institutions, as defined by regulatory authorities, must submit recapitalization plans, and a parent company of such an institution must either (1) guarantee the institution's compliance with the capital plan, up to an amount equal to the lesser of five percent of the institution's assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan, or (2) suffer certain adverse consequences such as a prohibition of dividends by the parent company to its shareholders.

The Company is also subject to the Louisiana Bank Holding Company Act, as amended (the "Louisiana Act") which, among other things, provided that a bank holding company and its subsidiaries may not engage in any insurance activity in which a bank may not engage. The Louisiana Commissioner of Financial Institutions is authorized to administer the Louisiana Act and to issue orders and regulations thereunder.

Federal and Louisiana laws provide for the enforcement of any pro rate assessment of shareholders of a bank to cover impairment of capital stock by sale, to the extent necessary, of the stock of any assessed shareholder failing to pay the assessment. The Company, as shareholder of the Bank, is subject to these provisions.

The Bank

Both federal and state laws extensively regulate various aspects of the banking business, including requirements regarding the maintenance of reserves against deposits, limitations on the rates that can be charged on loans or paid on deposits, branching and restrictions on the nature and amounts of loans and investments that can be made.

As a state bank, the Bank is subject to the supervisory authority of the Louisiana Commissioner of Financial Institutions, whose office conducts periodic examinations of the Bank. As a federally insured bank, the Bank is also subject to supervision and regulation by the Federal Deposit Insurance Corporation (the "FDIC"). The foregoing regulation is primarily intended to protect the Bank's creditors and depositors rather than the Company's security holders.

Under certain circumstances, regulatory authorities may prohibit the payment of dividends by a bank or its parent holding company.

The 1991 Act and regulations promulgated thereunder classify banks into five categories generally relating to their regulatory capital ratios and institute a system of supervisory actions indexed to a bank's particular classification. Generally, banks that are classified as "well capitalized," or "adequately capitalized" are not subject to the supervisory actions specified in the 1991 Act for prompt corrective action, but may be restricted from taking certain actions that will lower their classification. Banks classified as "undercapitalized," significantly undercapitalized," or "critically undercapitalized" are subject to restrictions in supervisory actions of increasing stringency based on the level of classification.

Under present regulation, the Bank is "well capitalized." While such a classification would exclude the Bank from the restrictions and actions envisioned by the prompt corrective action provisions of the 1991 Act, the regulatory agencies have broad powers under other provisions of federal law that would permit them to place restrictions on the Bank or to take other supervisory action regardless of such classification.

SUPPLEMENTAL FINANCIAL INFORMATION
     Supplemental financial information for Citizens Bancshares, Inc. and subsidiary is set forth below and on the following pages:

INVESTMENT SECURITIES

     Maturities and weighted average yields on investments as of December 31, 1995:

                                        Held-to-Maturity  Available-for-Sale



    U.S. Treasury Securities
     Within 1 year                   $  1,599,431  4.70%  $    749,938  5.37%
     After 1 but within  5 years          599,223  5.83%     2,268,421  5.93%
                                     $  2,198,654  5.01%  $  3,018,359  5.79%
    U.S. Government Securities
     Within 1 year                      1,238,720  5.82%     7,604,805  4.40%
     After 1 but within  5 years        1,346,438  5.76%    11,481,890  5.83%
                                     $  2,585,158  5.79%  $ 19,086,695  5.33%
    State and Political subdivisions
     With 1 year                          585,438  5.46%           ---   ---
     After 1 but within  5 years        2,826,382  5.83%           ---   ---
     After 5 but within 10 years        1,166,772  6.17%           ---   ---
     After 10 years                          ---   ----            ---   ---

                                      $ 4,578,592  5.87%  $        ---   ---

    Mortgaged-backed securities           332,812  5.50%  $  3,119,068  7.09%
                                      $ 9,695,216  5.64%  $ 25,224,122  5.67%


    The above weighted average yields on tax exempt obligations are not computed on a tax equivalent basis. Yields on available-for-sale securities are computed on historial amortized cost.

    No securities of any single issuer which totaled 10% or more of shareholders equity were held at December 31, 1995.

LOANS
A distribution of the loan portfolio at December 31, 1995 and 1994 is summarized as follows:


                                             1995                   1994

Commercial                         $ 7,922,988  21.96%    $ 7,490,587  22.06%
Municipal                              118,742   0.33%        232,949   0.69%
Real Estate - Mortgage              18,014,597  49.92%     15,747,855  46.38%
Agricultural                         3,211,438   8.90%      4,092,847  12.06%
Consumer                             8,157,081  22.61%      7,683,081  22.63%
Overdrafts                              17,399   0.05%         26,974   0.08%
                                    37,442,245 103.77%     35,274,293 103.90%
Unearned income                       (526,102) (1.46%)      (550,465) (1.62%)
Allowance for possible loan loss      (832,044) (2.31%)      (774,056) (2.28%)
                                   $36,084,099 100.00%    $33,949,772 100.00%


LOAN MATURITY AND INTEREST RATE SENSITIVITY


     Maturities of commercial and agricultural loans at December 31, 1995 are summarized below:
                                               Over
                                One Year      One to    Over Five
                      Total      or Less     Five Yrs     Years

Commercial         $7,922,988   $6,533,427   $1,374,268   $ 15,293
Agricultural        3,211,438    2,928,006      135,036    148,396


     Commercial and Agricultural loans due after one (1) year that have fixed and adjustable rates are as follows:

                                   Fixed    Adjustable
                      Total        Rates      Rates

Commercial         $1,389,561   $1,389,561   $ 0
Agricultural          283,432      283,432     0


INTEREST RATE SENSITIVITY AND LIQUIDITY

     The following table shows the interest rate sensitivity gaps for different time periods and the cumulative interest rate sensitivity gaps for the same periods as of December 31, 1995. Loans for which the accrual of interest has been discontinued and overdrafts have not been included.



                      1-3     4-6     7-12   13-18   19-24    OVER
             FLOAT    MTHS    MTHS    MTHS    MTHS    MTHS    2 YRS     TOTAL
Securities           $3,148  $2,764  $5,936  $4,003  $4,136  $14,749  $34,736

Fixed Loans  $1,197  $6,225  $5,012  $7,906  $1,800  $2,170  $ 4,692  $29,002

Floating
Loans        $  285  $5,127  $  434  $2,015                           $ 7,861

Fed Funds &
CD           $3,575  $1,089  $1,586  $  892  $  198                   $ 7,340

             $5,057  $15,589 $9,796  $16,749  $6,001  $6,306  $19,441 $78,939



CD's & IRA's
> 100M      $  331  $ 4,316  $4,475  $6,595  $1,111  $  700   $  300   $17,828

CD's & IRA's
< 100M      $  822  $14,675  $8,586  $8,062  $2,805  $1,647   $  121   $36,718

IMM ACCTS   $2,904                                                     $ 2,904

CHRISTMAS CLUB                                       $   34            $    34

SAVINGS &
NOW         $  128                                            $ 9,627  $ 9,755

            $4,185  $18,991  $13,061  $14,657 $3,916  $2,381  $10,048  $67,239


GAP         $  872  $(3,404) $(3,265) $ 2,092 $2,085  $3,925  $ 9,393  $11,700

CUMULATIVE
GAP         $  872  $(2,530) $(5,795) $(3,703)$(1,618)$2,307  $11,700

RISK ELEMENTS

The following summarizes nonperforming loans at December 31, 1995 and 1994:

                                                    1995         1994

Nonaccrual Loans                                 $ 35,900     $ 76,203
Loans past due 90 days or more as to
  principal or interest and still
  accruing interest                               155,180      117,467
Restructured loans not included above             245,135      258,621
                                                 $436,215     $452,291


Interest on such loans, had they remained current and in accordance with their original terms, would have been:

                                                    1995         1994

Nonaccruals                                      $  5,742     $  2,112
Restructured                                       31,175       33,973
                                                 $ 36,917     $ 36,085


Interest collected on nonaccrual and restructured loans amounted to $26,459 for 1995 and $25,646 for 1994.


Other nonperforming assets are:                    1995         1994

Real estate and other assets acquired
in satisfaction of loans                         $28,288      $   ---


NONACCRUAL POLICY:
     Citizens Bank follows a close policy in scrutinizing past due loans and their placement in nonaccrual status, as dictated by the Bank's loan policy. Policy dictates that any loan delinquent for a period of ninety (90) days, unless the collateral supporting the loan is sufficient to cover the accrued interest in addition to the principal balance and in process of collection, will be placed in nonaccrual status. Such loans are not charged-off; however, interest is no longer accruing. Accrued interest is charged against either interest income or the allowance for possible loan losses at the time a loan becomes nonaccrual, depending on the reporting period in which such interest had accrued.
     The officers' Loan Committee reviews the Bank's nonaccrual listing monthly and determines whether a loan should remain on nonaccrual status, be returned to accruing status, or be charged-off. The Board of Directors is provided a listing of nonaccrual loans at its monthly meetings. After review, the Board recommends to management to take any appropriate steps for collection and/or measures to protect the Bank's position.

ALLOWANCE FOR POSSIBLE  LOAN LOSSES
   A detail of the activity in the allowance for possible loan losses for the past two (2) years and its relationship to year-end loans outstanding follows:

                                                      1995       1994

Allowance of possible loan losses af January 1 $774,056 $719,590 Loans charged off:
Commercial                                           20,011       9,634
Municipal                                               ---         ---
Real estate - Mortgage                                  ---      17,535
Agricultural                                            ---         ---
Consumer                                             35,184      31,064
Other (overdrafts)                                    3,647       1,816
     Total Charged-Off                               58,842      60,049

Recoveries:
Commercial                                            9,729       8,603
Municipal                                               ---         ---
Real estate - Mortgage                                  ---      22,931
Agricultural                                            ---         ---
Consumer                                             25,923      21,176
Other (overdrafts)                                    1,178       1,805
     Total Recoveries                                36,830      54,515

Net loans charged off                                22,012       5,534
Provision charged to operating expense               80,000      60,000

Allowance at December 31                           $832,044    $774,056


Loans outstanding at December 31                $36,916,143 $34,723,828


Average Loans outstanding for the year          $36,291,281 $33,951,127

Ratio of net charge-offs to average loans
   outstanding                                        0.06%       0.02%

Ratio of allowance to loans outstanding
   at year end                                        2.25%       2.23%


The provision for possible loan losses which is charged to income from operations, is based upon the changes in the loan portfolio, the amount of net loan losses incurred and management's estimates of potential future losses based on several factors including, but not limited to, current economic conditions, loan portfolio composition, nonaccrual loans, problem loans, and prior loan loss experience. The provision for possible loan losses was $80,000 in 1995 and $60,000 in 1994. The increased provisions for possible loan losses during 1995 is the result of an increase in loan demand.

The allowance for possible loan losses at December 31, 1995 was approximately $832,000 or 2.25% of net loans outstanding, compared to approximately $774,000 or 2.23% of net loans outstanding at December 31, 1994. It is management's opinion that the allowance for possible loan losses at December 31, 1995 is adequate, based upon the Bank's aggressive charge-off and collection practices.

The following chart represents management's estimate of the manner in which the allowance for possible loan losses might be allocated to categories of loans if the Company was required to do so under generally accepted accounting principles uniformly applied. The reader is cautioned that, in the opinion of management, it is not possible to predict with complete accuracy what amount of the allowance will be required to absorb future losses in each category. Furthermore, under generally accepted accounting principles as well as regulations promulgated by federal and state banking regulatory agencies, the entire allowance is available to absorb losses in all categories, so the critical function of the allowance is to be adequate in view of the aggregate risk of all losses.

An allocation of the allowance for possible loan losses by major categories of loans follows:
                          1995                       1994
                          Percent of                 Percent of
              Allowance   loans in each   Allowance  loans in each
                Amount    category to       Amount   category to
                          total loans                total loans
Commercial     282,954       21.16%         124,193     21.24%
Municipal          ---         .32%             ---       .66%
Real Estate        ---       48.11%         226,032     44.64%
Agriculture        ---        8.58%             ---     11.60%
Installment    497,515       21.78%         400,429     21.78%
Other           51,575         .05%          23,404       .08%

              $832,044      100.00%       $ 774,056    100.00%


DEPOSITS

     The following is a distribution of average deposits for the two years ended December 31:

                                         1995         1994

Demand Deposits                      $ 8,091,530   $ 7,082,504
Savings and NOW Accounts              12,638,837    12,459,136
Time Deposits, $100,00 or more        17,842,121    17,106,308
Other Time Deposits                   35,616,512    32,789,883
                                     $74,189,000   $69,437,831



     The following is a maturity distribution of certificate of deposits of $100,000 or more as of December 31:
                                        1995          1994

Three months and under             $ 4,646,569    $ 7,230,499
Over three through six months        4,475,273      4,393,670
Over six through twelve months       6,594,978      5,525,359
Over twelve months                   2,112,432        109,185
                                   $17,829,252    $17,258,713


RETURN ON EQUITY AND ASSETS

                                        1995          1994

Return on average assets                1.10%          1.42%
Return on average equity               12.90%         19.89%
Dividend payout ratio                   6.39%          2.80%
Average equity to average assets        8.53%          7.12%


RATE/VOLUME ANALYSIS

     A comparative analysis of the increases and decreases in the major categories of interest income and expense resulting from changes in rate and volume for the periods indicated follows. Changes which are not due solely to rate or volume have been allocated proportionally.


                                   1995/1994         1994/1993
                                     Due to            Due to
                               Rate Volume Total  Rate Volume Total  (in
thousand of dollars)
Interest earning assets:
 Interest bearing deposits     $82  ($54)   28     $18  ($18)   $0
 Federal Funds Sold             64    24    88      38  ( 19)   19
 U.S. Treasury Securities       32  (132) (100)    (22)   48    26
 U.S. Government Securities    173   289   462     (79)   91    12
 State & Municipal (1)          (1)   48    47     (34)   27    (7)
 Loans, net                    102   222   324    (185)  145   (40)
Total interest income (1)      452   397   849    (264)  274    10

Interest bearing funds:
  Savings & NOW accounts         1     5     6     (23)   (8)  (31)
  Time deposits $100,000>      209    33   242     (18)   77    59
  Other Time Deposits          429   123   552     (86)   75   (11)
  Other int. bearing liab.       0     0     0       0    (2)   (2)
       Total interest expense  639   161   800    (127)  142    15

Net interest income (1)       (187)  236    49    (137)  132    (5)

(1) Fully taxable equivalent basis using a 34% tax rate.


AVERAGE BALANCES, INTEREST and AVERAGE RATES

  The following table shows the major consolidated assets and liabilities, together with their respective interest amounts and rates earned or paid by the Company. Cash basis and renegoiated loans are included in the averages to determine an effective yield on all loans. The average balances are principally daily averages.



                                Int.   Avg            Int.   Avg
                                Inc. Yield            Inc. Yield
                      Avg. Bal  Exp   Rate   Avg. Bal Exp.  Rate


                                 1995                 1994
Earning Assets
 Int. bearing deps.     $3,689   233   6.32    $4,790   205  4.28
 Federal Funds sold      3,834   220   5.74     3,296   132  4.00
 U.S. Treasury           7,232   369   5.10     9,856   469  4.76
 U.S. Government        23,487 1,370   5.83    18,246   908  4.98
 State & Municipal (1)   3,802   309   8.13     3,207   262  8.17
 Loans, net             35,492 3,466   9.77    33,199 3,142  9.46

  Total earning assets  77,536 5,967   7.70    72,594 5,118  7.05

 Cash & due from banks   2,002                  1,827
 Premises & equipment      812                    621
 Other assets            1,404                    965

  Total assets         $81,754                $76,007


Liabilities and
  Shareholders Equity
Int. bearing funds
 Savings & NOW        $12,639    359    2.84   $12,459   353  2.83
 Time Dep. $100,000    17,842    982    5.50    17,106   740  4.33
 Other Time Deps.      35,616   1,893   5.32    32,790 1,341  4.09

Total int. bearing     66,097   3,234   4.89    62,355 2,434  3.90


 Demand deposits        8,092                    7,082
 Accr. interest
& other liab.             590                      461


  Total Liabilities   74,779                    69,898
Shareholders'equity    6,975                     6,109
Total liab. & equity

Total Liabilities &
 Sharholders Equity  $81,754                   $76,007


Net int income, taxable
    equivalent basis            2,733                  2,684
Taxable equivalent adjustment     105                     90

                                2,628                  2,594
Spread                                  2.81                  3.15
Net interest yield (1)                  3.52                  3.70

(1) Fully taxable equivalent basis using 34% tax rate.


ITEM 2.  PROPERTIES

                                                             The Bank's
main office is located at 841 West Main Street, Ville Platte, Louisiana. This property includes the Bank's parking lot containing 60 parking places. The Bank's office building is approximately 5600 square feet and includes staff and storage rooms and drive-up facilities.

     One of the Bank's branch office is located at 601 Poinciana Avenue, Mamou, Louisiana. This property includes the branch office's parking lot containing 30 parking spaces. The branch office building is approximately 3600 square feet and contains staff and storage rooms and drive-up facilities.

     The other Bank's branch office is located at Sanders & Hwy 13, Pine Prairie, Louisiana. This property includes the branch office's parking lot containing 20 parking spaces. The branch office building is approximately 2400 square feet and contains staff and storage rooms and drive-in facilities.


ITEM 3.  LEGAL PROCEEDINGS

     Other than normal and routine collection matters in which demand letters, lawsuits filed seeking personal judgment or mortgage foreclosures and/or real estate as well as proofs of claim in bankruptcy and/or reorganization proceedings, none of which are considered to be of a material nature, the Company and its subsidiary are not engaged in any litigation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters voted upon by the shareholders of the Company during the fourth quarter of 1995.

PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     There is no established public trading market for the Company's common stock. The primary market area for the Company's common stock is Evangeline Parish. All sales of the Company's common stock that have come to the attention of management during 1995 and 1994 have occurred at $11-$15 per share. Such prices reflect only those limited number of transactions that have come to the attention of management, and other transactions may have occurred at higher or lower sales prices during the periods indicated. No assurance can be given that such prices represent the actual market value of the Company's common stock.

The approximate number of holders of record of each class of the Company's equity securities as of March 15, 1996 was as follows:

     Title of Class                   Number of Record Holders

Common Stock - $5.00 par value                   448


Dividend History and Restrictions

The Board of Directors has declared cash dividends in 1989, 1990, 1991, 1992, 1993, 1994 and 1995. These dividends were declared and paid to shareholders in December of each year. 1989 dividend - .10 per share, 1990 dividend - .12 per share, 1991 dividend - .15 per share, 1992 dividend - .18 per share, 1993 dividend - .25 per share, 1994 dividend -
 .50 per share and 1995 dividend - .50 per share. Management currently expects that cash dividends will be paid in the future years at approximately the same rate as in the past with a small increase per year, should the profits allow.

Prior approval of the Commissioner of the Louisiana Office of Financial Institutions is required for the Bank to pay dividends if the total of all dividends declared and paid during any one year would exceed the total of net profits of that year combined with the net profits of the immediately preceding year.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information appearing in the Company's 1995 Annual Report is incorporated herein by reference in response to this item.


ITEM 7.  FINANCIAL STATEMENTS

     The information appearing in the Company's 1995 Annual Report is incorporated herein by reference in response to this item.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

         FINANCIAL DISCLOSURE

     There have been no disagreements with our independent accountants on any matter of accounting principles or practice, financial statement disclosure or auditing scope or procedure.

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated by reference to Citizens Bancshares, Inc. Proxy
Statement.


ITEM 10.  EXECUTIVE COMPENSATION

     Incorporated by reference to Citizens Bancshares, Inc. Proxy
Statement.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference to Citizens Bancshares, Inc. Proxy
Statement.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference to Citizens Bancshares, Inc. Proxy
Statement.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits required by Item 601 Regulation S-B:

     Exhibit 13 - 1995 Annual Report to Shareholders

     Exhibit 27 - Financial Data Schedule

     Other exhibits have been omitted because they are either not applicable or have been filed in previous reports.

(b)  Reports on Form 8-K:
     No reports on Form 8-K were filed during the last quarter of 1995.


                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.


     March 26, 1996                        CITIZENS BANCSHARES, INC.
            Date                                  REGISTRANT

     s/Carl W. Fontenot
     Carl W. Fontenot
     President & Director


     s/Wayne Vidrine
     Wayne Vidrine
     Treasurer


     s/Fredrick Phillips
     Fredrick Phillips
     Director


     s/JB Veillon
     J.B. Veillon
     Director


     s/Otis Fontenot
     Otis Fontenot
     Director


     s/Eugene Fontenot
     Eugene S. Fontenot
     Director