Form 10QSB
period 1996-03-31
CITIZENS BANCSHARES INC /LA/
filed 1996-05-13
CIK 715762

U.S. SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                               FORM 10-QSB

             QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934


For Quarter ended March 31, 1996        Commission file number 0-12425

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

                           Yes (x)     No ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


                                Number of
  Class of Common Stock     Shares Outstanding               As of

Common Stock $5 Par Value        115,000                 March 31, 1996















                      CITIZENS BANCSHARES, INC. AND
                 CITIZENS BANK, VILLE PLATTE, LOUISIANA


                                  INDEX


PART I.  FINANCIAL INFORMATION                               PAGE


     Condensed Consolidated Balance Sheets -
      March 31, 1996 and December 31, 1995...................3

     Condensed Consolidated Statements of Income -
      Three months ended March 31, 1996 and
      March 31, 1995.........................................4

     Condensed Consolidated Statements of Cash Flows -
      Three months ended March 31, 1996 and
      March 31, 1995.........................................5

     Notes to Consolidated Financial Statements..............6

     Management's Discussion and Analysis of
       Financial Condition and Results of
       Operations ...........................................7


PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings .............................9

     Item 6.  Exhibits and Reports on Form 8-K ..............9





















PART I.               CITIZENS BANCSHARES, INC. AND
                 CITIZENS BANK, VILLE PLATTE, LOUISIANA

                  CONDENSED CONSOLIDATED BALANCE SHEETS
       MARCH 31, 1996 (UNAUDITED) AND DECEMBER 31, 1995 (AUDITED)
                        (in thousands of dollars)
                                          MARCH 31, 1996  DECEMBER 31,1995
ASSETS
Cash and due from banks                      $ 2,102          $ 2,498
Federal funds Sold                             5,950            3,575
              CASH AND CASH EQUIVALENTS        8,052            6,073

Interest-bearing deposits in other banks       3,867            3,765
Investment securities
  Held to maturity (estimated fair values      9,105            9,695
    of $ 9,222 and $ 9,849)
  Available-for-Sale, at fair value           25,531           25,224
                TOTAL SECURITIES              34,636           34,919


Loans,                                        38,376           37,444
  Unearned income                              ( 496)           ( 527)
  Allowance for possible loan losses           ( 825)           ( 832)
               NET LOANS                      37,055           36,085

Premises and equipment, net                      850              850
Other real estate                                 13               28
Deferred tax asset                                12                -
Accrued interest receivable                      806              868
Other assets                                     555              582
               TOTAL ASSETS                  $85,846          $83,170

LIABILITIES
Deposits
Demand                                       $ 8,546          $ 7,773
Savings and NOW Accounts                      12,800           12,693
Certificate of deposit and other
  time deposits $100,000 or more              18,668           17,829
Other time deposits                           37,530           36,717
               TOTAL DEPOSITS                 77,544           75,012

Accrued interest                                 464              480
Deferred tax liability                             -               20
Other liabilities                                165              106
               TOTAL LIABILITIES              78,173           75,618

SHAREHOLDERS' EQUITY
Common Stock $5 par value, 300,000
  shares authorized, 115,000 shares
  issued and outstanding                         575              575
Capital surplus                                  825              825
Retained earnings                              6,295            6,029
Unrealized (loss) on Available-for-Sale
  Securities, net of applicable deferred
  income taxes                                   (22)             123
                TOTAL SHAREHOLDERS' EQUITY     7,673            7,552

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $85,846          $83,170




                       CITIZENS BANCSHARES, INC. AND
                  CITIZENS BANK, VILLE PLATTE, LOUISIANA

          CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                THREE MONTHS ENDED MARCH 31, 1996 AND 1995
             (in thousands of dollars, except per share data)

                                              THREE MONTHS
                                                  ENDED
                                          03/31/96     03/31/95


Interest income
Interest and fees on loans                $  897       $  821
Interest on investment securities
  U.S. Treasury Securities                    71          102
  Obligations of other U.S. Government
   agencies and corporations                 365          298
  Obligations of states and political
   subdivisions                               63           46
  Interest on federal funds sold              69           61
  Interest on deposits in other banks         55           58
               TOTAL INTEREST INCOME       1,520        1,386

Interest expense
  Interest on deposits
Savings and NOW accounts                      89          121
Certificates and other time deposits
  $100,000 and more                          268          218
Other time deposits                          512          372
                  TOTAL INTEREST EXPENSE     869          711

Net interest income                          651          675
Provision for Possible Loan Losses            15           15
Net interest income after provision
 for possible loan losses                    636          660

Service Charge on deposit accounts           100           50
Other income                                  46           75
Salaries & Employee Benefits                 221          214
FDIC Assessment                               --           38
Other expense                                194          220

Income before income taxes                   367          313
Income tax expense                           102          129

Net Income                                $  265       $  184
Net income per share of common stock      $ 2.60       $ 1.60

The accompanying notes are an integral part of these financial statements.









                       CITIZENS BANCSHARES, INC AND
                  CITIZENS BANK, VILLE PLATTE, LOUISIANA
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                     MARCH 31, 1996 AND MARCH 31, 1995

                                                   MARCH     MARCH
                                                 31, 1996   31, 1995

Cash flows from operating activities:
  Net Income                                      $   265    $   184
  Adjustments to reconcile net income to
   net cash provided by operating activities -
    Provision for possible loan losses                 15         15
    Depreciation                                       13         11
    Net (accretion) of investment securities          (11)        (7)
    (Gain) on investment securities                    --         (1)
    (Gain) on sale of other real estate               (10)        --
    Decrease in interest receivable                    61         45
    (Increase) in other assets                        (18)       (13)
    Increase (decrease) in interest payable            16        (18)
    Increase in other liabilities                      60        114
Net cash provided by operating activities             391        330

Cash flows from investing activities:
  Proceeds from maturities and calls of
    investment securities                           9,696      2,825
  Purchase of investment securities                (9,795)    (6,409)
  Decrease in interest-bearing
    deposits in other banks                           102        297
Purchase of Bank Branch                              (348)      (380)
Proceeds from sales of other real estate               25        130
  (Increase) in loans                                (612)      (340)
  Purchase of premises and equipment                  (13)      (168)
Net cash (used) by investing activities              (945)    (4,045)

Cash flows from financing activities:
 Increase in deposits                               2,533      6,497
Net cash provided by financing activities           2,533      6,497

Net increase in cash and cash equivalents           1,979      2,782

Cash and cash equivalents, beginning of year        6,073      4,124

Cash and cash equivalents, end of period          $ 8,052    $ 6,906

Cash paid for income taxes                        $   ---    $   ---
Cash paid for interest expense                    $   885    $   729

Other real estate acquired in satisfaction
     of loans                                     $    13    $    --
Total Increase (decrease) in Fair Value of
     Securities Available for Sale                $  (221)   $   398









                      CITIZENS BANCSHARES, INC. AND
                 CITIZENS BANK, VILLE PLATTE, LOUISIANA



PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

     (1) The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The December 31, 1995 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's latest annual report on Form 10-KSB. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full year ended December 31, 1996.

     (2) On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Statement No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Measurement of an impairment loss on these assets is based on fair value. In addition, long-lived assets and certain identifiable intangibles to be disposed of are required to be reported at the lower of carrying amount or fair value less costs to sell. The adoption of this statement had no effect on the results of operations for the quarter ended March 31, 1996.





















                     CITIZENS BANCSHARES, INC. AND
                CITIZENS BANK, VILLE PLATTE, LOUISIANA

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            MARCH 31, 1996



GENERAL STATEMENT

For a comprehensive review of financial condition and results of operations of Citizens Bancshares, Inc. (the Company), this discussion and anaylsis should be reviewed along with the information and financial statements presented elsewhere in this report. The Company is a one-bank holding company whose sole subsidiary is Citizens Bank, Ville Platte, Louisiana (the Bank).

Citizens Bank, Ville Platte, Louisiana is a commercial banking institution formed in 1975 under the banking laws of the State of Louisiana. The bank operates a main office located in the City of Ville Platte, Louisiana and also operates brach facilities in the Town of Mamou, Louisiana and the Village of Pine Prairie, Louisiana. The Bank offers a full range of traditional commercial banking services, including demand, savings, and time deposits; consumer, commercial, agriculture, and real estate loans; safe-deposit boxes; and access to two retail credit card plans, VISA and MASTERCARD. Drive-in facilities are located at all banking locations.

FINANCIAL CONDITION

The Bank's total assets increased during the first three months of 1996 from $83,170,000 to $85,846,000, a $2,676,000 or 3.22% increase. Most of this increase is attributed primarily to a $1,979,000 increase in cash and cash equivalents and a $960,000 increase in loans.

Earning assets, which include loans, investment securities, federal funds sold, and deposits in other banks were 95.14% of total assets.

The Bank maintains an allowance for loan losses against which imparied or uncollectible loans are charged. The balance in the allowance for loan losses was $825,000 as of March 31, 1996, which represents a 2.18% of total loans outstanding on that date. Provisions to the allowance for loan losses, which were charged to net income of 1996, totaled $15,000. Management evaluates the adequacy of the allowance for loan losses on a monthly basis by monitoring the balance in total loans as well as the past due, nonaccrual, classified, and other problem loans. On the basis of this evaluation, the allowance for loan losses is considered adequate to meet possible future charges for losses in the existing loan portfolio.

Another primary source of income is interest on investment securities. The Bank's investment objectives and activities are guided by a written Investment Policy. The Investment Policy directs that, to the extent not needed to meet loan demand, funds be invest to earn maximum returns with minimum risks, and established liquidity guidelines be observed. At March 31, 1996, securities classified as "held-to-maturity" had an amortized cost/recorded value of $9,105,000 and a fair value of $9,222,000; securities classified as "available-for-sale" had a fair recorded value of $25,531,000 and an amortized cost of $25,565,000.

The Bank's primary source of funds is customer deposits. Total deposits increased by $2,532,000 in the first three months of 1996. At March 31, 1996, the Bank's Total Loans to Total Deposits ratio was 48.85%.

The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate spread between interest-earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be avaliable to meet their credit needs. Major elements of the Bank's overall liquidity management capabilities and financial resources are (1) core deposits, (2) closely managed maturity structure of loans and deposits, (3) sale and maturity of assets (primarily investment securities), and, if necessary, (4) extensions of credit, including federal funds pruchased and securities sold under repurchase agreements. With the Bank's asset/liability management program, most loan and deposit changes can be anticipated for without an adverse impact on earnings. The liquidity ratio for the Bank at year end was 57.51%.


RESULTS OF OPERATIONS

The Bank reported a net income of $265,000 or $2.60 per average share outstanding for the first three months of 1996. Net return on assets was 1.26% and net return on equity was 12.54%.

Net interest income is the Bank's principal source of revenue and is measured by the difference between interest income earned on loans and investments and interest expense incurred on deposits. The Bank's net interest income for March 31, 1996 decreased $24,000 or 3.56%.

Noninterest income, which consists primarily of service charges and fees on financial services, was $146,000 as of March 31, 1996, as compared to $125,000 as of March 31, 1995.

Noninterest expense as of March 31, 1996 was $415,000, a $57,000 decrease from March 31, 1995. This decrease is primarily attributed to the rate adjustment made by FDIC on assessment charges. In March of 1995 the Bank had expensed $38,000 for assessment charges and as of March 31, 1996 total amount expensed was $500.00.


CAPITAL ADEQUACY

Primary capital (shareholders' equity plus a portion of the allowance for loan losses) as a percent of adjusted total assets is one of the standard measures of capital adequacy used by bank regulators. This and other measurement ratios serve as the underlying basis for evaluating the Bank's capital adequacy and for determining the Bank's insurance fund deposit assessment charges. As of March 31, 1996, the Bank's ratios were as follows:

             Capital to Assets      9.25%
             Risk Based Capital    19.86%
             Tier 1 Capital        18.61%
             Leverage Ratio         8.79%
















                    CITIZENS BANCSHARES, INC. AND
                CITIZENS BANK, VILLE PLATTE, LOUISIANA


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         Legal proceedings involving the Bank are limited to proceedings arising from normal business activities, none of which are considered material.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Part II Exhibits: none

         (b) The Company has not filed any reports on Form 8-K during the quarter ended March 31, 1996.











































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