Form 10QSB
period 1996-06-30
CITIZENS BANCSHARES INC /LA/
filed 1996-08-07
CIK 715762

U.S. SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                               FORM 10-QSB

             QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934


For Quarter ended June 30, 1996        Commission file number 0-12425

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

                           Yes (x)     No ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


                                Number of
  Class of Common Stock     Shares Outstanding               As of

Common Stock $5 Par Value        115,000                 June 30, 1996















                      CITIZENS BANCSHARES, INC. AND
                 CITIZENS BANK, VILLE PLATTE, LOUISIANA


                                  INDEX


PART I.  FINANCIAL INFORMATION                               PAGE


     Condensed Consolidated Balance Sheets -
      June 30, 1996 and December 31, 1995...................3

     Condensed Consolidated Statements of Income -
      Six and three months ended June 30, 1996 and
      June 30, 1995.........................................4

     Condensed Consolidated Statements of Cash Flows -
      Six months ended June 30, 1996 and
      June 30, 1995.........................................5

     Notes to Consolidated Financial Statements..............6

     Management's Discussion and Analysis of
       Financial Condition and Results of
       Operations ...........................................7


PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings ............................10

     Item 4.  Submission of Matters to a Vote of
              Security Holders..............................10

     Item 6.  Exhibits and Reports on Form 8-K .............10


















PART I.               CITIZENS BANCSHARES, INC. AND
                 CITIZENS BANK, VILLE PLATTE, LOUISIANA

                  CONDENSED CONSOLIDATED BALANCE SHEETS
            JUNE 30, 1996  AND DECEMBER 31, 1995 (UNAUDITED)
                        (in thousands of dollars)
                                          JUNE 30, 1996  DECEMBER 31,1995
ASSETS
Cash and due from banks                      $ 1,978          $ 2,498
Federal funds Sold                             2,950            3,575
              CASH AND CASH EQUIVALENTS        4,928            6,073

Interest-bearing deposits in banks             4,064            3,765
Investment securities
  Held to maturity (estimated fair values      9,726            9,695
    of $ 9,776 and $ 9,849)
  Available-for-Sale, at fair value           25,490           25,224
                TOTAL SECURITIES              35,216           34,919


Loans,                                        40,741           37,444
  Unearned income                              ( 465)           ( 527)
  Allowance for possible loan losses           ( 840)           ( 832)
               NET LOANS                      39,436           36,085

Premises and equipment, net                      922              850
Foreclosed real estate                           136               28
Deferred tax asset                                73                -
Accrued interest receivable                      863              868
Other assets                                     566              582
               TOTAL ASSETS                  $86,204          $83,170

LIABILITIES
Deposits
Demand deposits                              $ 8,622          $ 7,773
Savings, NOW and money market accounts        12,313           12,693
Time deposits $100,000 or more                18,929           17,829
Other time deposits                           37,879           36,717
               TOTAL DEPOSITS                 77,743           75,012

Accrued interest payable                         512              480
Deferred tax liability                             -               20
Accrued expenses and other liabilities           135              106
               TOTAL LIABILITIES              78,390           75,618

SHAREHOLDERS' EQUITY
Common Stock $5 par value, 300,000
  shares authorized, 115,000 shares
  issued and outstanding                         575              575
Additional paid-in capital                       825              825
Retained earnings                              6,555            6,029
Unrealized (loss) on Available-for-Sale
  Securities, net of applicable deferred
  income taxes                                  (141)             123
                TOTAL SHAREHOLDERS' EQUITY     7,814            7,552

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $86,204          $83,170



                       CITIZENS BANCSHARES, INC. AND
                  CITIZENS BANK, VILLE PLATTE, LOUISIANA

          CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
             SIX AND THREE MONTHS ENDED JUNE 30, 1996 AND 1995
             (in thousands of dollars, except per share data)

                                         SIX MONTHS      THREE MONTHS
                                           ENDED             ENDED
                                      6/30/96  6/30/95  6/30/96  6/30/95


Interest income
  Loans receivable                    $ 1,837  $ 1,671  $   941  $   850
  U.S. Treasury securities                148      203       77      101
  Other U.S. Government agencies          736      645      371      347
  States and political subdivisions       130       96       67       50
  Federal funds sold                      134      116       65       55
  Deposits with banks                     111      117       55       59
      Total interest income             3,096    2,848    1,576    1,462

Interest expense
  Deposits
    Savings, NOW and money market accts   178      181       89       59
    Time deposits $100,000 and more       542      467      274      250
    Other time deposits                 1,032      865      520      493
      Total interest expense            1,752    1,513      883      802

Net interest income                     1,344    1,335      693      660
Provision for loan losses                  30       30       15       15

Net interest income after provision
  for loan losses                       1,314    1,305      678      645

Noninterest income
  Service charge on deposit accounts      193      173       94       87
  Insurance commissions                    49       41       27       21
  Other income                             36       87       12       67
      Total noninterest income            278      301      133      175

Noninterest expense
  Salaries & employee benefits            445      422      225      208
  Occupancy and equipment expense         106      106       60       54
  Other expense                           288      399      141      192
      Total noninterest expense           839      927      426      454

Income before income taxes                753      679      385      366
Income tax expense                        227      216      125       87

Net Income                            $   526  $   463   $  260    $ 279
Net income per share of common stock  $  4.57  $  4.02   $ 2.26    $2.43

The accompanying notes are an integral part of these financial statements.











                       CITIZENS BANCSHARES, INC AND
                  CITIZENS BANK, VILLE PLATTE, LOUISIANA
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                      JUNE 30, 1996 AND JUNE 30, 1995

                                                   JUNE      JUNE
                                                 30, 1996   30, 1995

Cash flows from operating activities:
  Net Income                                      $   526    $   464
  Adjustments to reconcile net income to
   net cash provided by operating activities -
    Provision for possible loan losses                 30         30
    Depreciation                                       27         21
    Net (accretion) of investment securities          (18)       (22)
    (Gain) on investment securities                    --         (1)
    (Gain) on sale of other real estate               (10)        --
    Decrease (increase) in interest receivable          4        (26)
    (Increase) in other assets                        (17)       (49)
    (Decrease) increase in interest payable           (32)        88
    Increase in other liabilities                      30         36
Net cash provided by operating activities             540        541

Cash flows from investing activities:
  Proceeds from maturities and calls of
    investment securities                          11,860      5,225
  Purchase of investment securities               (13,072)    (9,891)
  Decrease in interest-bearing
    deposits in other banks                           299        307
  Purchase of Bank Branch                            (342)      (367)
  Proceeds from sales of foreclosed real estate        31         --
  (Increase) in loans                              (3,093)    (1,181)
  Purchase of premises and equipment                  (99)      (256)
Net cash (used) by investing activities            (4,416)    (6,163)

Cash flows from financing activities:
 Increase in deposits                               2,731      7,014
Net cash provided by financing activities           2,731      7,014

Net increase in cash and cash equivalents          (1,145)     1,392

Cash and cash equivalents, beginning of year        6,073      4,124

Cash and cash equivalents, end of period          $ 4,928    $ 5,516

Cash paid for income taxes                        $   187    $   188
Cash paid for interest expense                    $ 1,720    $ 1,425

Other real estate acquired in satisfaction
     of loans                                     $   141    $     6
Total Increase (decrease) in Fair Value of
     Securities Available for Sale                $  (401)   $   788

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

     (2) On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Statement No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Measurement of an impairment loss on these assets is based on fair value. In addition, long-lived assets and certain identifiable intangibles to be disposed of are required to be reported at the lower of carrying amount or fair value less costs to sell. The adoption of this statement did not have a material effect on the financial position as of June 30, 1996 or the results of operations for the three and six month periods then ended.















                     CITIZENS BANCSHARES, INC. AND
                CITIZENS BANK, VILLE PLATTE, LOUISIANA

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             JUNE 30, 1996

GENERAL STATEMENT

For a comprehensive review of financial condition and results of operations of Citizens Bancshares, Inc. (the Company), this discussion and anaylsis should be reviewed along with the information and financial statements presented elsewhere in this report. The Company is a one-bank holding company whose sole subsidiary is Citizens Bank, Ville Platte, Louisiana (the Bank).

Citizens Bank, Ville Platte, Louisiana is a commercial banking institution formed in 1975 under the banking laws of the State of Louisiana. The bank operates a main office located in the City of Ville Platte, Louisiana and also operates branch facilities in the Town of Mamou, Louisiana and the Village of Pine Prairie, Louisiana. The Bank offers a full range of traditional commercial banking services, including demand, savings, and time deposits; consumer, commercial, agriculture, and real estate loans; safe-deposit boxes; and access to two retail credit card plans, VISA and MASTERCARD. Drive-in facilities are located at all banking locations.

FINANCIAL CONDITION

The Bank's total assets increased during the first six months of 1996 from $83,170,000 to $86,204,000, a $3,034,000 or 3.65% increase attributable primarily to a $3,351,000 increase in net loans.

Earning assets, which include loans, investment securities, federal funds sold, and deposits in other banks were 95.17% of total assets.

The Bank maintains an allowance for loan losses against which imparied or uncollectible loans are charged. The balance in the allowance for loan losses was $840,000 as of June 30, 1996, which represents a 2.09% of total loans outstanding on that date. Provisions to the allowance for loan losses, which were charged to net income of 1996, totaled $30,000. Management evaluates the adequacy of the allowance for loan losses on a monthly basis by monitoring the balance in total loans as well as the past due, nonaccrual, classified, and other problem loans. On the basis of this evaluation, the allowance for loan losses is considered adequate to meet possible future charges for losses in the existing loan portfolio.

Another primary source of income is interest on investment securities. The Bank's investment objectives and activities are guided by a written Investment Policy. The Investment Policy directs that, to the extent not needed to meet loan demand, funds be invested to earn maximum returns with minimum risks, and established liquidity guidelines be observed. At June 30, 1996, securities classified as "held-to-maturity" had an amortized cost/recorded value of $9,726,000 and a fair value of $9,776,000; securities classified as "available-for-sale" had a fair recorded value of $25,490,000 and an amortized cost of $25,704,000.

The Bank's primary source of funds is customer deposits. Total deposits increased by $2,731,000 in the first six months of 1996. At June 30, 1996, the Bank's Total Loans to Total Deposits ratio was 51.80%.

The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate spread between interest-earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be avaliable to meet their credit needs. Major elements of the Bank's overall liquidity management capabilities and financial resources are (1) core deposits, (2) closely managed maturity structure of loans and deposits, (3) sale and maturity of assets (primarily investment securities), and, if necessary, (4) extensions of credit, including federal funds pruchased and securities sold under repurchase agreements. With the Bank's asset/liability management program, most loan and deposit changes can be anticipated without an adverse impact on earnings. As of June 30, 1996 the Bank's liquidity ratio was 53.91%.


RESULTS OF OPERATIONS

The Bank reported a net income of $526,000 or $4.57 per average share outstanding for the first six months of 1996. Net return on assets was 1.23% and net return on equity was 12.03%.

Net interest income is the Bank's principal source of revenue and is measured by the difference between interest income earned on loans and investments and interest expense incurred on deposits. The Bank's net interest income through June 30, 1996 increased by $9,000 or 0.67% over the same six month period in 1995.

Noninterest income, which consists primarily of service charges and fees on financial services, was $279,000 as of June 30, 1996, as compared to $301,000 as of June 30, 1995. Service charges on deposit accounts increased by $21,000 in 1996, however other income shows a decrease due to the gain on sale of assets in 1995 in which $55,000 was credited to income for land which had been acquired in a prior year through foreclosure was exchanged by the Company for other land for which the Company will use in its banking operations. Permission for the exchange was obtained from the State of Louisiana Office of Financial Institutions, the Bank subsidiary's primary regulator, and is not cited as the GAAP reference for recording the transaction. Prior to the exchange, it was determined that the fair value of the foreclosed property was $55,000 over its carrying amount (original cost less a valuation allowance). In accordance with guidance in the AICPA's Statement of Position 92-3, "Accounting for Foreclosed Assets," the carrying amount of the property was increased by reducing the related valuation allowance by $55,000, with a corresponding credit to income. The new carrying amount at no time exceeded the foreclosed property's original cost. This foreclosed property plus $15,000 cash was then exchanged for the new property with a fair value of $70,000, and accounted for in accordance with APB Option 29 for such nonmonetary exchanges.

Noninterest expense as of June 30, 1996 was $839,000, a $88,000 decrease from June 30, 1995. This decrease is primarily attributed to the rate adjustment made by FDIC on assessment charges. As of June 30, 1995 the Bank had expensed $77,000 for assessment charges and as of June 30, 1996 total amount expensed was $1,000.

CAPITAL ADEQUACY

Primary capital (shareholders' equity plus a portion of the allowance for loan losses) as a percent of adjusted total assets is one of the standard measures of capital adequacy used by bank regulators. This and other measurement ratios serve as the underlying basis for evaluating the Bank's capital adequacy and for determining the Bank's insurance fund deposit assessment charges. As of June 30, 1996, the Bank's ratios were as follows:

             Capital to Assets      9.17%
             Risk Based Capital    21.20%
             Tier 1 Capital        19.95%
             Leverage Ratio         9.78%











































                   CITIZENS BANCSHARES, INC. AND
                CITIZENS BANK, VILLE PLATTE, LOUISIANA


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         Legal proceedings involving the Bank are limited to proceedings arising from normal business activities, none of which are considered material.

Item 4.  Submission of Matters to a Vote of Security Holders

         Pursuant to a notice of meeting mailed March 11, 1996 accompanied by a proxy statement, the annual meeting of shareholders was held on April 11, 1996. Proxies for the annual meeting were solicited pursuant to Regulation 14A. There was no solicitation in opposition to management's nominees for the Board of Directors as listed in the Proxy Statement. All of the following nominees were duly nominated and elected:

               Carl W. Fontenot             Otis Fontenot
               Joseph Jake Fontenot         J.B. Veillon
               Curley Courville             Fredrick Phillips
               Eugene S. Fontenot           Roderick Young
               Jules Hebert

         No other matters were submitted to the shareholders for their consideration or vote at the annual meeting.


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits -
               (27) Financial Data Schedule
         (b) The Company has not filed any reports on Form 8-K during the quarter ended June 30, 1996.




















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