Form 10QSB
period 1996-09-30
CITIZENS BANCSHARES INC /LA/
filed 1996-11-12
CIK 715762

U.S. SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                               FORM 10-QSB

             QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934


For Quarter ended September 30, 1996      Commission file number 0-12425

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

                           Yes (x)     No ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


                                Number of
  Class of Common Stock     Shares Outstanding               As of

Common Stock $5 Par Value        115,000              September 30, 1996










                      CITIZENS BANCSHARES, INC. AND
                 CITIZENS BANK, VILLE PLATTE, LOUISIANA


                                  INDEX


PART I.  FINANCIAL INFORMATION                               PAGE


     Condensed Consolidated Balance Sheets -
       September 30, 1996 and December 31, 1995..............3

     Condensed Consolidated Statements of Income -
       Nine and Three months ended September 30, 1996
       and September 30, 1995................................4

     Condensed Consolidated Statements of Cash Flows -
       Nine months ended September 30, 1996 and
       September 30, 1995....................................5

     Notes to Consolidated Financial Statements..............6

     Management's Discussion and Analysis of
       Financial Condition and Results of
       Operations............................................7

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings...............................9

     Item 6. Exhibits and Reports of Form 8-K................9




























PART I.               CITIZENS BANCSHARES, INC. AND
                 CITIZENS BANK, VILLE PLATTE, LOUISIANA

                  CONDENSED CONSOLIDATED BALANCE SHEETS
                SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                        (in thousands of dollars)

                                           SEPT 30, 1996    DEC 31, 1995
ASSETS
Cash and due from banks                      $ 1,958          $ 2,498
Federal Funds Sold                             4,375            3,575
               CASH AND CASH EQUIVALENTS       6,333            6,073

Interest-bearing deposits in banks             3,568            3,765

Investment securities
  Held to maturity (estimated fair values      9,513            9,695
  of $9,663 and $9,849)
  Available-for-Sale, at fair value           23,840           25,224
               TOTAL SECURITIES               33,353           34,919


Loans,                                        42,904           37,444
  Unearned income                              ( 482)           ( 527)
  Allowance for possible loan losses           ( 855)           ( 832)
               NET LOANS                      41,567           36,085

Premises and equipment, net                      965              850
Foreclosed real estate                            18               28
Accrued interest receivable                      883              868
Deferred Tax Asset                                95               --
Other assets                                     518              582
               TOTAL ASSETS                  $87,300          $83,170

LIABILITIES
Deposits
Demand deposits                              $ 8,350          $ 7,773
Savings, NOW & money market accounts          11,854           12,693
Time deposits $100,000 or more                19,910           17,829
Other time deposits                           38,394           36,717
               TOTAL DEPOSITS                 78,508           75,012
Accrued interest  payable                        481              480
Deferred tax liability                            --               20
Other liabilities                                170              106
               TOTAL LIABILITIES              79,159           75,618

SHAREHOLDERS' EQUITY
Common Stock $5 par value, 300,000
  shares authorized, 115,000 shares
  issued and outstanding                         575              575
Additional paid-in capital                       825              825
Retained earnings                              6,839            6,029
Unrealized (loss) gain on Available-for-Sale
  Securities, net of applicable deferred
  income taxes                                   (98)             123
               TOTAL SHAREHOLDERS' EQUITY      8,141            7,552
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $87,300          $83,170

The accompanying notes are an integral part of these financial statements.


                      CITIZENS BANCSHARES, INC. AND
                 CITIZENS BANK, VILLE PLATTE, LOUISIANA

         CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
         NINE AND THREE MONTHS ENDED SEPTEMBER 30,1996 AND 1995
            (in thousands of dollars, except per share data)

                                           NINE MONTHS       THREE MONTHS
                                               ENDED             ENDED
                                        9/30/96  9/30/95  9/30/96  9/30/95

Interest income
Interest and fees on loans               $ 2,859  $ 2,592  $1,022   $  921
Interest on investment securities
  U.S. Treasury Securities                   223      291      75       87
  Obligations of other U.S. Government     1,105    1,006     369      361
   agencies and corporations
  Obligations of states and political        197      149      68       53
   subdivisions
  Interest on federal funds sold             179      163      45       47
  Interest on deposits in other banks        163      175      51       59
                 TOTAL INTEREST INCOME     4,726    4,376   1,630    1,528


Interest expense
  Interest on deposits
   Savings and NOW accounts                  265      270      88       89
   Certificates and other time deposits
    $100,000 and more                        802      731     259      264
   Other time deposits                     1,583    1,365     551      500
             TOTAL INTEREST EXPENSE        2,650    2,366     898      853


Net interest income                        2,076    2,010     732      675
Provision for Possible Loan Losses            53       75      23       45
Net interest income after provision
 for possible loan losses                  2,023    1,935     709      630

Service Charge on deposit accounts           294      268     100       95
Other income                                 133      157      48       29
Salaries & Employee Benefits                 698      648     253      226
Other expense                                607      698     212      194

Income before income taxes                 1,145    1,014     392      334
Income tax expense                           338      289     111       72
Net Income                               $   807  $   725  $  281   $  262

Net income per share of common stock     $  7.02  $  6.30  $ 2.44   $ 2.28


The accompanying notes are an integral part of these financial statements.








                      CITIZENS BANCSHARES, INC AND
                 CITIZENS BANK, VILLE PLATTE, LOUISIANA
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

                                                    SEPT      SEPT
                                                 30, 1996   30, 1995
Cash flows from operating activities:
  Net Income                                      $   811    $   727
  Adjustments to reconcile net income to
   net cash provided by operating activities -
    Provision for possible loan losses                 53         75
    Depreciation                                       40         31
    Net (accretion) of investment securities          (27)       (40)
    (Gain) on sale of other real estate               (18)        --
    (Increase) in interest receivable                 (16)        (9)
    (Increase) in other assets                       (400)      (396)
    (Decrease) increase in interest payable            (1)       105
    Increase in other liabilities                      64         67
Net cash provided by operating activities             506        560

Cash flows from investing activities:
  Proceeds from maturities and calls of
    investment securities                          14,155      8,317
  Purchase of investment securities               (13,722)   (11,191)
  (Decrease) increase in interest-bearing
    deposits in other banks                          (197)       208
Proceeds from sales of other real estate              158         --
  (Increase) in loans                              (3,982)    (3,070)
  Purchase of premises and equipment                 (155)      (300)
Net cash (used) by investing activities            (3,743)    (6,036)

Cash flows from financing activities:
 Increase in deposits                               3,497      7,143
Net cash provided by financing activities           3,497      7,143

Net increase in cash and cash equivalents             260      1,667

Cash and cash equivalents, beginning of year        6,073      4,124

Cash and cash equivalents, end of period          $ 6,333    $ 5,791

Cash paid for income taxes                        $   305    $   250
Cash paid for interest expense                    $ 2,649    $ 2,260

Other real estate acquired in satisfaction
     of loans                                     $   151    $    59
Total Increase (decrease) in Fair Value of
     Securities Available for Sale                $  (336)   $   821










                        CITIZENS BANCSHARES,INC.
                 CITIZENS BANK, VILLE PLATTE, LOUISIANA


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

     (2) On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Statement No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Measurement of an impairment loss on these assets is based on fair value. In addition, long-lived assets and certain identifiable intangibles to be disposed of are required to be reported at the lower of carrying amount or fair value less costs to sell. The adoption of this statement did not have a material effect on the financial position as of September 30, 1996 or the results of operations for the three and nine month periods then ended.























                      CITIZENS BANCSHARES, INC. AND
                 CITIZENS BANK, VILLE PLATTE, LOUISIANA

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           SEPTEMBER 30, 1996



GENERAL STATEMENT

For a comprehensice review of financial condition and results of operations of Citizens Bancshares, Inc. (the Company), this discussion and anaylsis should be reviewed along with the information and financial statements presented elsewhere in this report. The Company is a one-bank holding company whose sole subsidiary is Citizens Bank, Ville Platte, Louisiana (the Bank).

Citizens Bank, Ville Platte, Louisiana is a commercial banking institution formed in 1975 under the banking laws of the State of Louisiana. The bank operates a main office located in the City of Ville Platte, Louisiana and also operates branch facilities in the Town of Mamou, Louisiana and the Village of Pine Prairie, Louisiana. The Bank offers a full range of traditional commercial banking services, including demand, savings, and time deposits; consumer, commercial, agriculture, and real estate loans; safe-deposit boxes; and VISA and MASTERCARD. Drive-in facilities are located at all banking locations.

FINANCIAL CONDITION

The Bank's total assets increased during the first nine months of 1996 from $83,170,000 to $87,300,000, a $4,130,000 or 4.97% increase attributable primarily to a $5,482,000 increase in loans. At September 30, 1996 the bank's loan to deposit ratio was 54.04%.

Earings assets, which include loans, investments securities, federal funds sold, and deposits in other banks were $82,863,000, a 5.77% increase from 1995 year end earning assets of $78,344,000. At September 30, 1996, the Bank's yield on earning assets was 7.55%. Securities classified as "held-to-maturity" had an amortized cost/recorded value of $9,513,000 and a fair value of $9,663,000; securities classifed as "available-for-sale" had a fair recorded value of $23,840,000 and an amortized cost of $23,989,000 at September 30, 1996.

The Bank maintains an allowance for loan losses against which impaired or uncollectible loans are charged. The balance in the allowance for loan losses was $855,000 as of September 30, 1996, which represents a 2.02% of total loans outstanding on that date. Provisions to the allowance for loan losses, which were charged to net income of 1996, totaled $53,000. Management evaluates the adequacy of the allowance for loan losses on a monthly basis by monitoring the balance in total loans as well as the past due, nonaccrual, classified, and other problem loans. On the basis of this evaluation, the allowance for loan losses is considered adequate to meet possible future charges for losses in the existing loan portfolio. At September 30, 1996 past due loans to total loans were 1.11% and charge-off loans to total was 0.15%.




As the Bank's primary source of funds, deposits, both time and demand, increased by $3,496,000 or 4.66% during the first nine months of 1996.

The primary functions of asset/liability management are to assure adequate liquidity and maintaince of appropriate balance between interest-earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet cash flow requirements of customers. With the Bank's asset/liability management program, most loan and deposit changes can be anticipated and provided for without an adverse impact on earnings. The Bank's liquidity ratio at September 30, 1996 was 51.48%.


RESULTS OF OPERATIONS

The Bank reported a net income of $807,000 or $7.02 per average share outstanding for the first nine months of 1996. Net return on assets was 1.25% and net return on equity was 11.93%.


At September 30, 1996, the bank's ratios were as follows:

     Capital to Asset      9.50%
     Risk Based           19.60%
     Tier 1               18.35%
     Leverage Ratio        9.16%

































                      CITIZENS BANCSHARES, INC. AND
                 CITIZENS BANK, VILLE PLATTE, LOUISIANA


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         Legal proceedings involving the Bank are limited to proceedings arising from normal business activities, none of which are considered material.


Item 6.  Exhibits and Reports on Form 8-K

         (a) Part II Exhibits: none

         (b) The Company has not filed any reports on Form 8-K during the quarter ended September 30, 1996.








































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