Form 10KSB
period 1996-12-31
CITIZENS BANCSHARES INC /LA/
filed 1997-03-19
CIK 715762

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                               FORM 10-KSB

     (Mark One)

(x)  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 (Fee Required)

For the Fiscal Year Ended December 31, 1996

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


    Check if there is no disclosure of delinquent filers in response to
    Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10 - KSB.(x)

    State issuer's revenues for its most recent year. $ 6,989,000


    State the aggregate market value of the voting stock held by non-affiliates* of the Registrant as of March 15, 1997 (based on $13.00 per share).

                                $587,548

    Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

    Common Stock, $5.00 par value, 115,000 shares outstanding as of March 15, 1996.

                  DOCUMENTS INCORPORATED BY REFERENCE:

                                             Part of Form 10-KSB
       Documents Incorporated             into which Incorporated
    Definitive Proxy Statement                     Part III
        for the 1997 Annual
      Meeting of Shareholders

    1996 Annual Report to Shareholders             Part II

*For the purposes of this computation only, shares held by directors, executive officers, and principal shareholders have been excluded.


    Transitional Small Business Disclosure Format: yes   no x
















FORM 10-KSB CROSS REFERENCE INDEX


     PART I                                                        PAGE
ITEM 1    BUSINESS....................................................4
          SUPPLEMENTAL FINANCIAL INFORMATION:
          INVESTMENT SECURITIES.......................................7
          LOANS.......................................................8
          LOAN MATURITY AND INTEREST RATE SENSITIVITY.................8
          INTEREST RATE SENSITIVITY AND LIQUIDITY.....................9
          RISK ELEMENTS..............................................10
          ALLOWANCE FOR POSSIBLE LOAN LOSSES.........................11
          DEPOSITS...................................................13
          RETURN ON EQUITY AND ASSETS................................13
          RATE/VOLUME ANALYSIS.......................................14
          AVERAGE BALANCE SHEETS AND NET INTEREST YIELD ANALYSIS.....15
ITEM 2    PROPERTIES.................................................16
ITEM 3    LEGAL PROCEEDINGS..........................................16
ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........16
     PART II
ITEM 5    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS........................................17
ITEM 6    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.........................*
ITEM 7    FINANCIAL STATEMENTS .......................................*
          CONSOLIDATED BALANCE SHEETS.................................*
          CONSOLIDATED STATEMENTS OF INCOME...........................*
          CONSOLIDATED STATEMENTS OF CASH FLOWS.......................*
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY..*
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..................*
          REPORT OF INDEPENDENT AUDITORS..............................*
ITEM 8    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE........................18
     PART III
ITEM 9    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........**
ITEM 10   EXECUTIVE COMPENSATION.....................................**
ITEM 11   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT.............................................**
ITEM 12   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............**
     PART IV
ITEM 13   EXHIBITS AND REPORTS ON FORM 8-K...........................18
          SIGNATURES.................................................19

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

EMPLOYEES

As of December 31, 1996, the Company and the Bank had approximately 35 full-time equivalent employees. The Company has no salaried employees, although certain executive officers hold parallel positions with the Bank. No employees are represented by unions or other bargaining units, and management considers its relations with employees to be satisfactory.

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




SUPPLEMENTAL FINANCIAL INFORMATION
     Supplemental financial information for Citizens Bancshares, Inc. and subsidiary is set forth below and on the following pages:

INVESTMENT SECURITIES

     Maturities and weighted average yields on investments as of December 31, 1996 (in thousands of dollars):

                                        Held-to-Maturity  Available-for-Sale



    U.S. Treasury Securities
     Within 1 year                     $ 1,703   5.68%      $ 1,854   5.97%
     After 1 but within 5 years            497   5.13%        1,701   5.51%
                                       $ 2,200   5.55%      $ 3,555   5.75%

    U.S. Government Securities
     Within 1 year                       2,430   5.45%        2,202   5.19%
     After 1 but within  5 years           997   5.85%       12,633   6.38%
                                       $ 3,427   5.57%      $14,835   6.20%
    State and Political subdivisions
     With 1 year                           618   5.60%          ---   ---
     After 1 but within  5 years         3,754   5.51%          ---   ---
     After 5 but within 10 years           640   6.50%         ---   ---
                                       $ 5,012   5.65%      $  ---   ---


    Mortgaged-backed securities            270   5.50%        7,609   6.33%
                                       $10,909   5.60%      $25,999   6.18%


The above weighted average yields on tax exempt obligations are not computed on a tax equivalent basis. Yields on available-for-sale securities are computed on historial amortized cost.

No securities of any single issuer which totaled 10% or more of shareholders equity were held at December 31, 1996.

















LOANS
A distribution of the loan portfolio at December 31, 1996 and 1995 is summarized as follows (in thousands of dollars):


                                             1996              1995

Commercial                           $ 9,705   23.20%    $ 7,923  22.06%
Municipal                                 22    0.05%        119   0.69%
Real Estate - Mortgage                20,425   48.83%     18,015  46.38%
Agricultural                           3,895    9.31%      3,211  12.06%
Consumer                               9,115   21.79%      8,157  22.63%
Overdrafts                                17    0.04%         17   0.05%
                                      43,179  103.22%     37,442 103.77%
Unearned income                         (488)  (1.17%)      (526) (1.46%)
Allowance for possible loan loss        (859)  (2.05%)      (832) (2.31%)
                                     $41,832   100.00%   $36,084 100.00%





LOAN MATURITY AND INTEREST RATE SENSITIVITY

     Maturities of commercial and agricultural loans at December 31, 1996 are summarized below (in thousands of dollars):
                                               Over
                                One Year      One to    Over Five
                      Total      or Less     Five Yrs     Years

Commercial            $9,705     $5,797       $2,782      $1,126
Agricultural           3,895      3,109          277         509


Commercial and Agricultural loans due after one (1) year that have fixed and adjustable rates are as follows (in thousands of dollars):

                                   Fixed    Adjustable
                      Total        Rates      Rates

Commercial           $3,908        $3,908       $ 0
Agricultural            786           786         0












INTEREST RATE SENSITIVITY AND LIQUIDITY

The following table shows the interest rate sensitivity gaps for different time periods and the cumulative interest rate sensitivity gaps for the same periods as of December 31, 1996. Loans for which the accrual of interest has been discontinued and overdrafts have not been included (in thousands of dollars)



                      1-3     4-6     7-12   13-18   19-24    OVER
              FLOAT   MTHS    MTHS    MTHS    MTHS    MTHS    2 YRS     TOTAL
Securities           $3,574  $2,236  $5,638  $5,121  $4,430  $15,839  $36,838

Fixed Loans  $1,037  $6,014  $4,761  $7,237  $3,136  $3,014  $ 9,770  $34,969

Floating Lns $  327  $4,809  $  576  $1,994                           $ 7,706

Fed Funds    $3,725  $1,786  $1,881  $   99                           $ 7,491
& CD
             $5,089  $16,183 $9,454  $14,968  $8,257  $7,444  $25,609 $87,004



CD's & IRA's
> 100M              $ 6,775  $5,699  $ 6,899 $  300  $  500   $  600   $20,773

CD's & IRA's
< 100M      $  756  $15,868  $9,767  $10,071 $1,568  $1,239   $  513   $39,782

IMM ACCTS   $2,329                                                     $ 2,329

CHRISTMAS CLUB                               $   38                    $    38

SAVINGS     $  115                                            $ 9,665  $  9,780
$ NOW
           $3,200  $22,643  $15,466  $17,008 $1,868  $1,739  $10,778   $72,702


GAP       $1,889 ($ 6,460)($ 6,012)($ 2,040)$6,389  $5,705  $14,831  ($14,302)

CUMULATIVE
GAP       $1,889 ($ 4,571)($10,583)($12,623)($6,234) ($529) $14,313













RISK ELEMENTS


The following summarizes nonperforming loans at December 31, 1996 and 1995 (in thousands of dollars):

                                                    1996         1995

Nonaccrual Loans                                    $   0        $  36
Loans past due 90 days or more as to
  principal or interest and still
  accruing interest                                    32          155
Restructured loans not included above                 241          245
                                                    $ 273        $ 436


Interest on such loans, had they remained current and in accordance with their original terms, would have been (in thousands of dollars):

                                                    1996         1995

Nonaccruals                                        $   11        $   6
Restructured                                           28           31
                                                   $   39           37


Interest collected on nonaccrual and restructured loans amounted to $11,570 for 1996 and $26,459 for 1995.


Other nonperforming assets are:
(in thousands of dollars):
                                                 1996          1995
Real estate and other assets acquired
in satisfaction of loans                        $   0        $    28


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


ALLOWANCE FOR POSSIBLE  LOAN LOSSES
A detail of the activity in the allowance for possible loan losses for the past two (2) years and its relationship to year-end loans outstanding follows (in thousands of dollars):

                                                      1996      1995

Allowance of possible loan losses af January 1      $  832     $ 774
Loans charged off:
Commercial                                              29        20
Municipal                                               --        --
Real estate - Mortgage                                  22        --
Agricultural                                            11        --
Consumer                                                21        35
Other (overdrafts & credit cards)                        8         4
     Total Charged-Off                                  91        59

Recoveries:
Commercial                                              20        10
Municipal                                               --        --
Real estate - Mortgage                                  --        --
Agricultural                                             2        --
Consumer                                                20        26
Other (overdrafts)                                       1         1
     Total Recoveries                                   43        37

Net loans charged off                                   48        22
Provision charged to operating expense                  75        80

Allowance at December 31                           $    859    $ 832


Loans outstanding at December 31                    $42,691  $36,916


Average Loans outstanding for the year              $39,938  $36,291

Ratio of net charge-offs to average loans
   outstanding                                        0.12%     0.02%

Ratio of allowance to loans outstanding
   at year end                                        2.01%      2.25%














The provision for possible loan losses which is charged to income from operations, is based upon the changes in the loan portfolio, the amount of net loan losses incurred and management's estimates of potential future losses based on several factors including, but not limited to, current economic conditions, loan portfolio composition, nonaccrual loans, problem loans, and prior loan loss experience. The provision for possible loan losses was $75,000 in 1996 and $80,000 in 1995.

The allowance for possible loan losses at December 31, 1996 was approximately $859,000 or 2.01% of net loans outstanding, compared to approximately $832,000 or 2.25% of net loans outstanding at December 31, 1995. It is management's opinion that the allowance for possible loan losses at December 31, 1996 is adequate, based upon the Bank's aggressive charge-off and collection practices.

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

An allocation of the allowance for possible loan losses by major categories of loans follows (in thousands of dollars)

                          1996                       1995
                          Percent of                 Percent of
              Allowance   loans in each   Allowance  loans in each
                Amount    category to       Amount   category to
                          total loans                total loans
Commercial       271         22.48%           283        21.16%
Municipal        ---           .05%           ---          .32%
Real Estate      209         47.30%           ---        48.11%
Agriculture      109          9.02%           ---         8.58%
Installment      198         21.11%           497        21.78%
Other             72           .04%            52          .05%
                $859        100.00%       $   832       100.00%














DEPOSITS

The following is a distribution of average deposits for the two years ended December 31 (in thousands of dollars)

                                         1996        1995

Demand Deposits                      $ 8,535       $ 8,092
Savings and NOW Accounts              12,310        12,638
Time Deposits, $100,00 or more        19,160        17,842
Other Time Deposits                   38,080        35,617
                                     $78,085       $74,188



The following is a maturity distribution of certificate of deposits of $100,000 or more as of December 31 (in thousands of dollars):

                                      1996          1995

Three months and under             $ 6,775         $ 4,647
Over three through six months        5,699           4,475
Over six through twelve months       6,898           6,595
Over twelve months                   1,400           2,112
                                   $20,772         $17,829



RETURN ON EQUITY AND ASSETS

                                        1996           1995

Return on average assets                1.21%          1.10%
Return on average equity               13.33%         12.90%
Dividend payout ratio                   6.55%          6.39%
Average equity to average assets        9.11%          8.53%


















RATE/VOLUME ANALYSIS

A comparative analysis of the increases and decreases in the major categories of interest income and expense resulting from changes in rate and volume for the periods indicated follows. Changes which are not due solely to rate or volume have been allocated proportionally.


                                   1996/1995         1995/1994
                                     Due to            Due to
                               Rate Volume Total  Rate Volume Total
(in thousand of dollars)
Interest earning assets:
 Interest bearing deposits    ($20)  $ 3   (17)    $82  ($54)   28
 Federal Funds Sold           ( 21)   46    25      64    24    88
 U.S. Treasury Securities       37  (106)  (69)     32  (132) (100)
 U.S. Government Securities     65    63   128     173   289   462
 State & Municipal (1)         (13)  102    89      (1)   48    47
 Loans, net                     42   356   398     102   222   324
Total interest income (1)       90   464   554     452   397   849

Interest bearing funds:
  Savings & NOW accounts         3    (9)   (6)      1     5     6
  Time deposits $100,000>       26    74   100     209    33   242
  Other Time Deposits          117   136   253     429   123   552
       Total interest expense  146   201   347     639   161   800

Net interest income (1)       ( 56)  263   207    (187)  236    49

(1) Fully taxable equivalent basis using a 34% tax rate.
























AVERAGE BALANCES, INTEREST and AVERAGE RATES

The following table shows the major consolidated assets and liabilities, together with their respective interest amounts and rates earned or paid by the Company. Cash basis and renegoiated loans are included in the averages to determine an effective yield on all loans. The average balances are principally daily averages (in thousands of dollars):

                                Int.   Avg            Int.   Avg
                                Inc. Yield            Inc. Yield
                      Avg. Bal  Exp   Rate   Avg. Bal Exp.  Rate

                                 1996                 1995
Earning Assets
 Int. bearing deps.     $3,729   216   5.79    $3,689   233  6.32
 Federal Funds sold      4,691   245   5.22     3,834   220  5.74
 U.S. Treasury           5,305   300   5.66     7,232   369  5.10
 U.S. Government        24,541 1,498   6.10    23,487 1,370  5.83
 State & Municipal (1)   5,100   398   7.80     3,802   309  8.13
 Loans, net             39,097 3,864   9.88    35,492 3,466  9.77

Total earning assets    82,463 6,521   7.91    77,536 5,967  7.70
 Cash & due from banks   1,922                  2,002
 Premises & equipment      919                    812
 Other assets            1,390                  1,404

Total assets           $86,694                $81,754

Liabilities and
Shareholders Equity
Int. bearing funds
 Savings & NOW        $12,310     353   2.87   $12,639   359  2.84
 Time Dep. $100,000    19,160   1,082   5.65    17,842   982  5.50
 Other Time Deps.      38,086   2,146   5.63    35,616 1,893  5.32

Total int. bearing     69,556   3,581   5.15    66,097 3,234  4.89
 Demand deposits        8,535                    8,092
 Accr. interest
 & other liab.            703                      590
Total Liabilities      78,794                   74,779

Shareholders'equity    7,900                     6,975

Total Liabilities &
Sharholders Equity   $86,694                   $81,754

Net int income, taxable
    equivalent basis            2,940                  2,733
Taxable equivalent adjustment     135                    105
                                2,805                  2,628
Spread                                  2.76                  2.81
Net interest yield (1)                  3.57                  3.52

(1) Fully taxable equivalent basis using 34% tax rate.

ITEM 2.  PROPERTIES

The Bank's main office is located at 841 West Main Street, Ville Platte, Louisiana. This property includes the Bank's parking lot containing 60 parking places. The Bank's office building is approximately 5600 square feet and includes staff and storage rooms and drive-up facilities.
One of the Bank's branch offices is located at 601 Poinciana Avenue, Mamou, Louisiana. This property includes the branch office's parking lot containing 30 parking spaces. The branch office building is approximately 3600 square feet and contains staff and storage rooms and drive-up facilities.

The Bank's other branch office is located at Sanders & Hwy 13, Pine Prairie, Louisiana. This property includes the branch office's parking lot containing 20 parking spaces. The branch office building is approximately 2400 square feet and contains staff and storage rooms and drive-in facilities.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters voted upon by the shareholders of the Company during the fourth quarter of 1996.



















PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     There is no established public trading market for the Company's common stock. The primary market area for the Company's common stock is Evangeline Parish. All sales of the Company's common stock that have come to the attention of management during 1996 and 1995 have occurred at $13-$16 per share. Such prices reflect only those limited number of transactions that have come to the attention of management, and other transactions may have occurred at higher or lower sales prices during the periods indicated. No assurance can be given that such prices represent the actual market value of the Company's common stock.

The approximate number of holders of record of each class of the Company's equity securities as of March 15, 1997 was as follows:

     Title of Class                   Number of Record Holders

Common Stock - $5.00 par value                   439


Dividend History and Restrictions

The Board of Directors has declared cash dividends in 1989, 1990, 1991, 1992, 1993, 1994, 1995 and 1996. These dividends were declared and paid to shareholders in December of each year. 1989 dividend - .10 per share, 1990 dividend - .12 per share, 1991 dividend - .15 per share, 1992 dividend - .18 per share, 1993 dividend - .25 per share, 1994 dividend - .50 per share, 1995 dividend - .50 per share and 1996
dividend - .60 per share.    Management currently expects that cash
dividends will be paid in the future years at approximately the same rate as in the past with a small increase per year, should the profits allow.

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


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information appearing in the Company's 1996 Annual Report is incorporated herein by reference in response to this item.






ITEM 7.  FINANCIAL STATEMENTS

The information appearing in the Company's 1996 Annual Report is incorporated herein by reference in response to this item.



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

     Exhibit 13 - 1996 Annual Report to Shareholders

     Exhibit 27 - Financial Data Schedule

     Other exhibits have been omitted because they are either not applicable or have been filed in previous reports.

(b)  Reports on Form 8-K:
     No reports on Form 8-K were filed during the last quarter of 1996.








                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.


     March 20, 1997                        CITIZENS BANCSHARES, INC.
            Date                                  REGISTRANT

     s/Carl W. Fontenot
     Carl W. Fontenot
     President & Director


     s/Wayne Vidrine
     Wayne Vidrine
     Treasurer


     s/Fredrick Phillips
     Fredrick Phillips
     Director


     s/JB Veillon
     J.B. Veillon
     Director


     s/Otis Fontenot
     Otis Fontenot
     Director


     s/Eugene Fontenot
     Eugene S. Fontenot
     Director