Form 10QSB
period 1997-03-31
CITIZENS BANCSHARES INC /LA/
filed 1997-04-25
CIK 715762

U.S. SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                               FORM 10-QSB

             QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934


For Quarter ended March 31, 1997        Commission file number  0-12425

                        Citizens Bancshares, Inc.
    (Exact name of small business issuer as specified in its charter)

          Louisiana                                   72-0759135
(State or other jurisdiction of          (I.R.S. Employer Identification)
incorporation or organization)

             841 West Main Street, Ville Platte, La.  70586
                  (Address of principal executive offices)


Issuer's telephone number, including area code         318-363-5643


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and
(2) had been subject to such filing requirements for the past 90 days.

                           Yes (x)     No ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


                                Number of
  Class of Common Stock     Shares Outstanding               As of

Common Stock $5 Par Value        115,000                 March 31, 1997















                      CITIZENS BANCSHARES, INC. AND
                 CITIZENS BANK, VILLE PLATTE, LOUISIANA


                                  INDEX


PART I.  FINANCIAL INFORMATION                               PAGE


     Condensed Consolidated Balance Sheets -
      March 31, 1997 and December 31, 1996...................3

     Condensed Consolidated Statements of Income -
      Three months ended March 31, 1997 and
      March 31, 1996.........................................4

     Condensed Consolidated Statements of Cash Flows -
      Three months ended March 31, 1997 and
      March 31, 1996.........................................5

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


PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings ............................10

     Item 6.  Exhibits and Reports on Form 8-K .............10





















PART I.               CITIZENS BANCSHARES, INC. AND
                 CITIZENS BANK, VILLE PLATTE, LOUISIANA

                  CONDENSED CONSOLIDATED BALANCE SHEETS
            MARCH 31, 1997 AND DECEMBER 31, 1996 (UNAUDITED)
                        (in thousands of dollars)


                                         MARCH 31,1997  DECEMBER 31,1996
ASSETS
Cash and due from banks                      $ 2,396          $ 2,352
Federal funds sold                             5,700            3,725
              CASH AND CASH EQUIVALENTS        8,096            6,077

Interest-bearing deposits with banks           3,964            3,766
Securities available for sale,
  at fair values                              28,474           25,999
Securities held to maturity, fair values
  of $9,823 & $10,997                          9,759           10,909
                TOTAL SECURITIES              38,233           36,908


Loans,                                        43,415           43,181
  Unearned income                               (485)            (490)
  Allowance for possible loan losses            (879)           ( 859)
               NET LOANS                      42,051           41,832

Premises and equipment, net                    1,186            1,017
Deferred tax asset                                22               44
Accrued interest receivable                      887              890
Other assets                                     559              516
               TOTAL ASSETS                  $94,998          $91,050

LIABILITIES
Demand deposits                              $10,364          $ 9,235
Savings, NOW and money-market deposits        12,972           12,146
Time deposits $100,000 or more                20,993           20,772
Other time deposits                           41,260           39,780
               TOTAL DEPOSITS                 85,589           81,933

Accrued interest payable                         491              540
Accrued expenses and other liabilities           232              117
               TOTAL LIABILITIES              86,312           82,590

SHAREHOLDERS' EQUITY
Common Stock $5 par value, 300,000
  shares authorized, 115,000 shares
  issued and outstanding                         575              575
Additional paid-in capital                       825              825
Retained earnings                              7,329            7,013
Unrealized (loss) on Available-for-Sale
  Securities, net of applicable deferred
  income taxes                                   (43)              47
                TOTAL SHAREHOLDERS' EQUITY     8,686            8,460

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $94,998          $91,050






                       CITIZENS BANCSHARES, INC. AND
                  CITIZENS BANK, VILLE PLATTE, LOUISIANA

          CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                THREE MONTHS ENDED MARCH 31, 1997 AND 1996
             (in thousands of dollars, except per share data)

                                               THREE MONTHS
                                                   ENDED
                                             03/31/97  03/31/96

Interest income
  Loans receivable                           $ 1,005    $   897
  U.S. Treasury Securities                        80         71
  U.S. Government agencies                       411        365
  States and political subdivisions               64         63
  Federal funds sold                              86         69
  Deposits with banks                             56         55
      Total interest income                    1,702      1,520

Interest expense
  Deposits
    Savings, NOW and money-market deposits        89         89
    Time deposits $100,000 and more              298        268
    Other time deposits                          556        512
      Total interest expense                     943        869

Net interest income                              759        651
Provision for loan losses                         23         15

Net interest income after provision              736        636
  for loan losses

Noninterest income
  Service charge on deposit accounts             100        100
  Other income                                    32         46
      Total noninterest income                   132        146

Noninterest expense
  Salaries & employee benefits                   236        221
  Occupancy & equipment expense                   56         46
  Other expense                                  155        148
      Total noninterest expense                  447        415

Income before income taxes                       421        367
Income tax expense                               105        102

Net Income                                       316        265
Net income per share of common stock         $  2.75    $  2.60









                       CITIZENS BANCSHARES, INC AND
                  CITIZENS BANK, VILLE PLATTE, LOUISIANA

        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                     MARCH 31, 1997 AND MARCH 31, 1996

                                                  MARCH      MARCH
                                                31, 1997   31, 1996

Cash flows from operating activities:
  Net Income                                      $   316    $   266
  Adjustments to reconcile net income to
   net cash provided by operating activities -
    Provision for possible loan losses                 23         15
    Depreciation & Amortization                        21         17
    Net (accretion) of investment securities          (25)       (11)
    (Gain) on sale of other real estate                --        (10)
    Decrease  in interest receivable                    3         62
    (Increase) in other assets                        (49)       (21)
    (Decrease) in interest payable                    (49)       (11)
    Increase in other liabilities                     115        126
Net cash provided by operating activities             355        433

Cash flows from investing activities:
  Proceeds from maturities and calls of
    investment securities                           4,046      9,696
  Purchase of investment securities                (5,294)    (9,795)
  (Increase) decrease in interest-bearing
    deposits in other banks                          (198)      (102)
  Proceeds from sales of foreclosed real estate        --         25
  (Increase) in loans                                (363)      (797)
  Purchase of premises and equipment                 (183)       (13)
Net cash (used) by investing activities            (1,992)      (986)

Cash flows from financing activities:
 Increase in deposits                               3,656      2,532
Net cash provided by financing activities           3,656      2,532

Net increase in cash and cash equivalents           2,019      1,979

Cash and cash equivalents, beginning of year        6,077      6,073

Cash and cash equivalents, end of period          $ 8,096    $ 8,052

Cash paid for income taxes                        $    --    $    --
Cash paid for interest expense                    $   991    $   885

Other real estate acquired in satisfaction
   of loans                                       $    --    $    13
Total Increase (decrease) in Fair Value of
     Securities Available for Sale                $  (135)   $  (221)









                      CITIZENS BANCSHARES, INC. AND
                 CITIZENS BANK, VILLE PLATTE, LOUISIANA



PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

     (1) The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The December 31, 1996 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's latest annual report on Form 10-KSB. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full year ending December 31, 1997.




































                     CITIZENS BANCSHARES, INC. AND
                CITIZENS BANK, VILLE PLATTE, LOUISIANA

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            MARCH 31, 1997



GENERAL STATEMENT

For a comprehensive review of financial condition and results of operations of Citizens Bancshares, Inc. (the Company), this discussion and anaylsis should be reviewed along with the information and financial statements presented elsewhere in this report. The Company is a one-bank holding company whose sole subsidiary is Citizens Bank, Ville Platte, Louisiana (the Bank).

Citizens Bank, Ville Platte, Louisiana is a commercial banking institution formed in 1975 under the banking laws of the State of Louisiana. The bank operates a main office located in the City of Ville Platte, Louisiana and also operates branch facilities in the Town of Mamou, Louisiana and the Village of Pine Prairie, Louisiana. The Bank offers a full range of traditional commercial banking services, including demand, savings, and time deposits, consumer, commercial, agriculture, and real estate loans, safe-deposit boxes, two credit card plans, VISA and MASTERCARD. Drive-in facilities are located at all banking locations.


FINANCIAL CONDITION

The Bank's total assets increased during the first quarter of 1997 from $91,050,000 to $94,998,000, a $3,948,000 or 4.34% increase. Much of this increase is attributed to a $2,019,000 increase in cash and cash equivalents and $1,325,000 increase in securities.

Earning assets, which include loans, investment securities, federal funds sold, and deposits in other banks were 95.22% of total assets as of March 31, 1997.

The Bank maintains an allowance for loan losses against which imparied or uncollectible loans are charged. The balance in the allowance for loan losses was $879,000 as of March 31, 1997, which represents a 2.05% of total loans outstanding on that date. Provisions to the allowance for loan losses, which were charged to net income of 1997, totaled $23,000. Management evaluates the adequacy of the allowance for loan losses on a monthly basis by monitoring the balance in total loans as well as the past due, nonaccrual, classified, and other problem loans. On the basis of this evaluation, the allowance for loan losses is considered adequate to meet possible future charges for losses in the existing loan portfolio.

Another primary source of income is interest on investment securities. The Bank's investment objectives and activities are guided by a written Investment Policy. The Investment Policy directs that, to the extent not needed to meet loan demand, funds be invested to earn maximum returns with minimum risks, and established liquidity guidelines be observed. At March 31, 1997, securities classified as "held-to-maturity" had an amortized cost/recorded value of $9,759,000 and a fair value of $9,823,000; securities classified as "available-for-sale" had a fair recorded value of $28,474,000 and an amortized cost of $28,470,000.

The Bank's primary source of funds is deposits, both time and demand. At the end of the first quarter of 1997, total deposits, increased $3,656,000 or 4.46%. Noninterest-bearing deposits increased by $1,129,000 and interest-bearing deposits increased by $2,527,000. At March 31, 1997, the Bank's Loan to Deposit ration was 50.16%.

The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate spread between interest-earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be avaliable to meet their credit needs. Major elements of the Bank's overall liquidity management capabilities and financial resources are (1) core deposits, (2) closely managed maturity structure of loans and deposits, (3) sale and maturity of assets (primarily investment securities), and, if necessary, (4) extensions of credit, including federal funds pruchased and securities sold under repurchase agreements. With the Bank's asset/liability management program, most loan and deposit changes can be anticipated without an adverse impact on earnings. As of March 31, 1997 the Bank's liquidity ratio was 55.39%.


RESULTS OF OPERATIONS

The Bank reported a net income of $316,000 or $2.75 per average share outstanding for the first quarter of 1997. Net return on assets was 1.34% and net return on equity was 13.21%.

Net interest income is the Bank's principal source of revenue and is measured by the difference between interest income earned on loans and investments and interest expense incurred on deposits. In comparing March 31, 1997 to March 31, 1996, the Bank's net interest income increased by $108,000 or 16.59%. Much of this increase is attributed to loans receivable.

Noninterest income, which consists primarily of service charges and fees on financial services, shows a slight decrease when comparing March 31, 1997 to March 31, 1996.

Noninterest expense as of March 31, 1997 was $447,000, a $32,000 increase from March 31, 1996. Much of this increase is attributed to salary adjustments and additional staff needed due to the growth of Citizens Bank.

CAPITAL ADEQUACY

Primary capital (shareholders' equity plus a portion of the allowance for loan losses) as a percent of adjusted total assets is one of the standard measures of capital adequacy used by bank regulators. This and other measurement ratios serve as the underlying basis for evaluating the Bank's capital adequacy and for determining the Bank's insurance fund deposit assessment charges. As of March 31, 1997, the Bank's ratios were as follows:

             Capital to Assets      9.26%
             Risk Based Capital    20.27%
             Tier 1 Capital        19.02%
             Leverage Ratio         8.99%

To be categorized as well capitalized, the Bank must maintain a total risk-based capital ratio of 10% or higher, Tier 1 risk-based capital ratio of 6% or higher, and leverage capital ratio of 5% or higher.



















































                   CITIZENS BANCSHARES, INC. AND
                CITIZENS BANK, VILLE PLATTE, LOUISIANA


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         Legal proceedings involving the Bank are limited to proceedings arising from normal business activities, none of which are considered material.


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits -
             (27) Financial Data Schedule
         (b) The Company has not filed any reports on Form 8-K during the quarter ended March 31, 1997.










































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