Form 10QSB
period 1997-06-30
CITIZENS BANCSHARES INC /LA/
filed 1997-07-22
CIK 715762

U.S. SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                               FORM 10-QSB

             QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934


For Quarter ended June 30, 1997        Commission file number  0-12425

                        Citizens Bancshares, Inc.
    (Exact name of small business issuer as specified in its charter)

          Louisiana                                   72-0759135
(State or other jurisdiction of          (I.R.S. Employer Identification)
incorporation or organization)

             841 West Main Street, Ville Platte, La.  70586
                  (Address of principal executive offices)


Issuer's telephone number, including area code         318-363-5643


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and
(2) had been subject to such filing requirements for the past 90 days.

                           Yes (x)     No ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


                                Number of
  Class of Common Stock     Shares Outstanding               As of

Common Stock $5 Par Value        115,000                 June 30, 1997















                      CITIZENS BANCSHARES, INC. AND
                 CITIZENS BANK, VILLE PLATTE, LOUISIANA


                                  INDEX


PART I.  FINANCIAL INFORMATION                               PAGE


     Condensed Consolidated Balance Sheets -
      June 30, 1997 and December 31, 1996...................3

     Condensed Consolidated Statements of Income -
      Six and three months ended June 30, 1997
      and June 30, 1996.....................................4

     Condensed Consolidated Statements of Cash Flows -
      Six months ended June 30, 1997 and
      June 30, 1996.........................................5

     Notes to Consolidated Financial Statements.............6

     Management's Discussion and Analysis of
       Financial Condition and Results of
       Operations ..........................................7


PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings ............................9

     Item 4.  Submission of Matters to a Vote of
              Security Holders..............................9

     Item 6.  Exhibits and Reports on Form 8-K .............9

















PART I.               CITIZENS BANCSHARES, INC. AND
                 CITIZENS BANK, VILLE PLATTE, LOUISIANA

                  CONDENSED CONSOLIDATED BALANCE SHEETS
             JUNE 30, 1997 AND DECEMBER 31, 1996 (UNAUDITED)
                        (in thousands of dollars)


                                         JUNE 30,1997  DECEMBER 31,1996
ASSETS
Cash and due from banks                      $ 2,431          $ 2,352
Federal funds sold                             4,800            3,725
              CASH AND CASH EQUIVALENTS        7,231            6,077

Interest-bearing deposits with banks           3,865            3,766
Securities available for sale,
  at fair values                              27,523           25,999
Securities held to maturity, fair values
  of $8,756 & $10,997                          8,712           10,909
                TOTAL SECURITIES              36,235           36,908


Loans,                                        47,467           43,181
  Unearned income                               (511)            (490)
  Allowance for possible loan losses            (891)           ( 859)
               NET LOANS                      46,065           41,832

Premises and equipment, net                    1,629            1,017
Foreclosed real estate                            17               --
Deferred tax asset                                 7               44
Accrued interest receivable                      924              890
Other assets                                     549              516
               TOTAL ASSETS                  $96,522          $91,050

LIABILITIES
Demand deposits                              $10,470          $ 9,235
Savings, NOW and money-market deposits        13,130           12,146
Time deposits $100,000 or more                21,643           20,772
Other time deposits                           41,562           39,780
               TOTAL DEPOSITS                 86,805           81,933

Accrued interest payable                         543              540
Accrued expenses and other liabilities           116              117
               TOTAL LIABILITIES              87,464           82,590

SHAREHOLDERS' EQUITY
Common Stock $5 par value, 300,000
  shares authorized, 115,000 shares
  issued and outstanding                         575              575
Additional paid-in capital                       825              825
Retained earnings                              7,673            7,013
Unrealized (loss) gain on Available-for-Sale
  Securities, net of applicable deferred
  income taxes                                   (15)              47
                TOTAL SHAREHOLDERS' EQUITY     9,058            8,460

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $96,522          $91,050




                       CITIZENS BANCSHARES, INC. AND
                  CITIZENS BANK, VILLE PLATTE, LOUISIANA

          CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
             SIX AND THREE MONTHS ENDED JUNE 30, 1997 AND 1996
             (in thousands of dollars, except per share data)


                                        SIX MONTHS         THREE MONTHS
                                           ENDED                ENDED
                                      6/30/97  6/30/96   6/30/97  6/30/96
Interest income
  Loans receivable                   $ 2,085   $ 1,837   $ 1,080  $   941
  U.S. Treasury Securities               162       148        81       77
  U.S. Government agencies               837       736       426      371
  States and political subdivisions      128       130        65       67
  Federal funds sold                     150       134        64       65
  Deposits with banks                    114       111        58       55
      Total interest income            3,476     3,096     1,774    1,576


Interest expense
  Deposits
  Savings, NOW and money-market accts    287       178       198      89
    Time deposits $100,000 and more      580       542       282     274
    Other time deposits                1,046     1,032       490     520
      Total interest expense           1,913     1,752       970     883


Net interest income                    1,563     1,344       804     693
Provision for loan losses                 47        30        25      15

Net interest income after provision
  for loan losses                      1,516     1,314       779     678

Noninterest income
  Service charge on deposit accounts     206       193       106      94
  Other income                            71        85        40      39
      Total noninterest income           277       278       146     133

Noninterest expense
  Salaries & employee benefits           468       445       232     225
  Occupancy & equipment expense          113       106        57      60
  Other expense                          312       288       158     141
      Total noninterest expense          893       839       447     426


Income before income taxes               900      753        478     385
Income tax expense                       240      227        135     125

Net Income                           $   660   $  526    $   343  $  260
Net income per share of
 common stock                        $  5.74   $ 4.57    $  2.99  $ 2.26







                       CITIZENS BANCSHARES, INC AND
                  CITIZENS BANK, VILLE PLATTE, LOUISIANA

        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                      JUNE 30, 1997 AND JUNE 30, 1996

                                                  JUNE       JUNE
                                                30, 1997   30, 1996

Cash flows from operating activities:
  Net Income                                      $   660    $   526
  Adjustments to reconcile net income to
   net cash provided by operating activities -
    Provision for possible loan losses                 47         30
    Depreciation & Amortization                        42         27
    Net (accretion) of investment securities          (38)       (18)
    (Gain) on sale of other real estate                --        (10)
    (Increase) decrease in interest receivable        (34)         4
    (Increase) in other assets                        (44)       (17)
    Increase (decrease) in interest payable             3        (32)
    (Decrease) increase in other liabilities           (1)        30
Net cash provided by operating activities             635        540

Cash flows from investing activities:
  Proceeds from maturities and calls of
    investment securities                           6,796     11,860
  Purchase of investment securities                (6,307)   (13,072)
  (Increase) decrease in interest-bearing
    deposits in other banks                           (99)       299
  Proceeds from sales of foreclosed real estate        --         31
  (Increase) in loans                              (4,102)    (3,093)
  Purchase of premises and equipment                 (641)      (441)
Net cash (used) by investing activities            (4,353)    (4,416)

Cash flows from financing activities:
 Increase in deposits                               4,872      2,731
Net cash provided by financing activities           4,872      2,731

Net increase (decrease) in cash and
cash equivalents                                    1,154     (1,145)

Cash and cash equivalents, beginning of year        6,077      6,073

Cash and cash equivalents, end of period          $ 7,231    $ 4,928

Cash paid for income taxes                        $   276    $   187
Cash paid for interest expense                    $ 1,910    $ 1,720

Other real estate acquired in satisfaction
   of loans                                       $    17    $   141
Total Increase (decrease) in Fair Value of
     Securities Available for Sale                $   (93)   $  (401)









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




































                     CITIZENS BANCSHARES, INC. AND
                CITIZENS BANK, VILLE PLATTE, LOUISIANA

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             JUNE 30, 1997



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


FINANCIAL CONDITION

The Bank's total assets increased in the first six months of 1997 from $91,050,000 to $96,522,000, a $5,472,000 or 6.00% increase. The increase is attributable to an increase in deposits of $4,872,000, which have been used to fund the increases in cash, cash equivalents and loans.

Earning assets, which include loans, investment securities, federal funds sold, and deposits in other banks were 94.24% of total assets as of June 30, 1997.

The Bank maintains an allowance for loan losses against which imparied or uncollectible loans are charged. The balance in the allowance for loan losses was $891,000 as of June 30, 1997, which represents a 1.90% of total loans outstanding on that date. Provisions to the allowance for loan losses, which were charged to net income of 1997, totaled $47,000. Management evaluates the adequacy of the allowance for loan losses on a monthly basis by monitoring the balance in total loans as well as the past due, nonaccrual, classified, and other problem loans. On the basis of this evaluation, the allowance for loan losses is considered adequate to meet possible future charge- for losses in the existing loan portfolio.

The Bank's primary source of funds is deposits, both time and demand. For the first six months of 1997, total deposits, increased $4,872,000 or 5.95%. At June 30, 1997, the Bank's loan to deposit ratio was 54.09%.


The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate spread between interest-earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be avaliable to meet their credit needs. Major elements of the Bank's overall liquidity management capabilities and financial resources are (1) core deposits, (2) closely managed maturity structure of loans and deposits, (3) sale and maturity of assets (primarily investment securities), and, if necessary, (4) extensions of credit, including federal funds pruchased and securities sold under repurchase agreements. With the Bank's asset/liability management program, most loan and deposit changes can be anticipated without an adverse impact on earnings. As of June 30, 1997 the Bank's liquidity ratio was 51.33%.


RESULTS OF OPERATIONS

The Bank reported a net income of $660,000 or $5.74 per average share outstanding for the first six months of 1997. Net return on assets was 1.39% and net return on equity was 13.30%.

Net interest income is the Bank's principal source of revenue and is measured by the difference between interest income earned on loans and investments and interest expense incurred on deposits. In comparing June 30, 1997 to June 30, 1996, the Bank's net interest income increased by $219,000 or 16.29%. Much of this increase is attributed to loans receivable which increased by 13.50%.

Noninterest income, which consists primarily of service charges and fees on financial services, stayed basically the same when comparing June 30, 1997 to June 30, 1996.

Noninterest expense as of June 30, 1997 increased by $54,000 or 6.44%
from June 30, 1996.   Salaries increased by $23,000 or 5.17% due to
adjustments and additional staff needed to meet the growth of Citizens Bank. Other expenses increased by $24,000 or 8.33% which is mainly due to expenses incurred for our Bankcard program.

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

             Capital to Assets      9.59%
             Risk Based Capital    19.49%
             Tier 1 Capital        18.24%
             Leverage Ratio         9.30%

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

Item 4.  Submission of Matters to a Vote of Security Holders

         Pursuant to a notice of meeting mailed March 10, 1997 accompanied by a proxy statement, the annual meeting of shareholders was held on April 10, 1997. Proxies for the annual meeting were solicited pursuant to Regulation 14A. There was no solicitation in opposition to management's nominees for the Board of Directors as listed in the Proxy Statement. All of the following nominees were duly nominated and elected:

             Carl W. Fontenot           Otis Fontenot
             Joseph Jake Fontenot       J.B. Veillon
             Curley Courville           Fredrick Phillips
             Eugene S. Fontenot         Roderick Young
             Jules Hebert

         No other matters were submitted to the shareholders for their consideration or vote at the annual meeting.
Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits -
             (27) Financial Data Schedule
         (b) The Company has not filed any reports on Form 8-K during the quarter ended June 30, 1997.























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