Form 10QSB
period 1997-09-30
CITIZENS BANCSHARES INC /LA/
filed 1997-11-13
CIK 715762

U.S. SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                               FORM 10-QSB

             QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934


For Quarter ended September 30, 1997   Commission file number  0-12425

                        Citizens Bancshares, Inc.
    (Exact name of small business issuer as specified in its charter)

          Louisiana                                   72-0759135
(State or other jurisdiction of          (I.R.S. Employer Identification)
incorporation or organization)

             841 West Main Street, Ville Platte, La.  70586
                  (Address of principal executive offices)


Issuer's telephone number, including area code         318-363-5643


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and
(2) had been subject to such filing requirements for the past 90 days.

                           Yes (x)     No ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


                                Number of
  Class of Common Stock     Shares Outstanding               As of

Common Stock $5 Par Value        115,000                September 30,1997















                      CITIZENS BANCSHARES, INC. AND
                 CITIZENS BANK, VILLE PLATTE, LOUISIANA


                                  INDEX


PART I.  FINANCIAL INFORMATION                               PAGE


     Condensed Consolidated Balance Sheets -
      September 30, 1997 and December 31, 1996...................3

     Condensed Consolidated Statements of Income -
      Nine and three months ended September 30, 1997
      and September 30, 1996.....................................4

     Condensed Consolidated Statements of Cash Flows -
      Nine months ended September 30, 1997 and
      September 30, 1996.........................................5

     Notes to Consolidated Financial Statements..................6

     Management's Discussion and Analysis of
      Financial Condition and Results of
      Operations ................................................7


PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings ................................9

     Item 6.  Exhibits and Reports on Form 8-K .................9



















PART I.               CITIZENS BANCSHARES, INC. AND
                 CITIZENS BANK, VILLE PLATTE, LOUISIANA

                  CONDENSED CONSOLIDATED BALANCE SHEETS
          SEPTEMBER 30, 1997 AND DECEMBER 31, 1996 (UNAUDITED)
                        (in thousands of dollars)


                                         SEPT 30,1997  DECEMBER 31,1996
ASSETS
Cash and due from banks                      $ 2,213          $ 2,352
Federal funds sold                             7,125            3,725
              CASH AND CASH EQUIVALENTS        9,338            6,077

Interest-bearing deposits with banks           3,964            3,766
Securities available for sale,
  at fair values                              25,395           25,999
Securities held to maturity, fair values
  of $8,433 & $10,997                          8,360           10,909
                TOTAL SECURITIES              33,755           36,908


Loans                                         48,913           43,181
  Unearned income                               (506)            (490)
  Allowance for possible loan losses            (921)            (859)
               NET LOANS                      47,486           41,832

Premises and equipment, net                    2,347            1,017
Foreclosed real estate                            17               --
Deferred tax asset                                --               44
Accrued interest receivable                      932              890
Other assets                                     561              516
               TOTAL ASSETS                  $98,400          $91,050

LIABILITIES
Demand deposits                              $10,053          $ 9,235
Savings, NOW and money-market deposits        13,140           12,146
Time deposits $100,000 or more                23,007           20,772
Other time deposits                           42,090           39,780
               TOTAL DEPOSITS                 88,290           81,933

Accrued interest payable                         522              540
Accrued expenses and other liabilities           184              117
               TOTAL LIABILITIES              88,996           82,590

SHAREHOLDERS' EQUITY
Common Stock $5 par value, 300,000
  shares authorized, 115,000 shares
  issued and outstanding                         575              575
Additional paid-in capital                       825              825
Retained earnings                              7,946            7,013
Unrealized gain on Available-for-Sale
  Securities, net of applicable deferred
  income taxes                                    58               47
                TOTAL SHAREHOLDERS' EQUITY     9,404            8,460

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $98,400          $91,050




                      CITIZENS BANCSHARES, INC. AND
                 CITIZENS BANK, VILLE PLATTE, LOUISIANA

         CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
         NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
            (in thousands of dollars, except per share data)


                                         NINE MONTHS       THREE MONTHS
                                            ENDED              ENDED
                                       9/30/97  9/30/96   9/30/97  9/30/96
Interest income
  Loans receivable                   $ 3,250   $ 2,859   $ 1,164  $ 1,022
  U.S. Treasury Securities               225       223        63       75
  U.S. Government agencies             1,241     1,105       405      369
  States and political subdivisions      198       197        69       68
  Federal funds sold                     215       179        65       45
  Deposits with banks                    171       163        57       51
      Total interest income            5,300     4,726     1,823    1,630


Interest expense
  Deposits
  Savings, NOW and money-market accts    284       265       101      88
    Time deposits $100,000 and more      893       802       312     259
    Other time deposits                1,749     1,583       599     551
        Total interest expense         2,926     2,650     1,012     898


Net interest income                    2,374     2,076       811     732
Provision for loan losses                 88        53        40      23

Net interest income after provision
  for loan losses                      2,286     2,023       771     709

Noninterest income
  Service charge on deposit accounts     314       294       108      99
  Other income                           107       133        36      48

      Total noninterest income           421       427       144     147

Noninterest expense
  Salaries & employee benefits           741       698       273     253
  Occupancy & equipment expense          173       165        60      58
  Other expense                          474       442       162     153
      Total noninterest expense        1,388     1,305       495     464


Income before income taxes             1,319     1,145       420     392
Income tax expense                       387       338       147     111

Net Income                           $   932   $   807    $  273   $ 281
Net income per share of
 common stock                        $  8.11   $  7.02    $ 2.37   $2.44




                      CITIZENS BANCSHARES, INC AND
                 CITIZENS BANK, VILLE PLATTE, LOUISIANA

       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            NINE MONTHS ENDED
                SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

                                                  SEPT       SEPT
                                                30, 1997   30, 1996

Cash flows from operating activities:
  Net Income                                      $   932    $   811
  Adjustments to reconcile net income to
   net cash provided by operating activities -
    Provision for possible loan losses                 88         53
    Depreciation & Amortization                        62         40
    Net (accretion) of investment securities          (46)       (27)
    (Gain) on sale of other real estate                --        (18)
    (Increase) in interest receivable                 (42)       (16)
    (Increase) in other assets                        (64)      (400)
    (Decrease) in interst payable                     (18)        (1)
    Increase in other liabilities                      67         64
Net cash provided by operating activities             979        506

Cash flows from investing activities:
  Proceeds from maturities and calls of
    investment securities                          10,497     14,155
  Purchase of investment securities                (8,292)   (13,722)
  (Increase) in interest-bearing
    deposits with other banks                        (198)      (197)
  Proceeds from sales of foreclosed real estate        --        158
  (Increase) in loans                              (4,710)    (3,982)
  Purchase of premises and equipment               (1,373)      (155)
Net cash (used) by investing activities            (4,075)    (3,743)

Cash flows from financing activities:
 Increase in deposits                               6,357      3,497
Net cash provided by financing activities           6,357      3,497

Net increase in cash and cash equivalents           3,261        260

Cash and cash equivalents, beginning of year        6,077      6,073

Cash and cash equivalents, end of period          $ 9,338    $ 6,333

Cash paid for income taxes                        $   411    $   305
Cash paid for interest expense                    $ 2,944    $ 2,649

Foreclosed real estate acquired in
   satisfaction of loans                          $    --    $   151
Total Increase (decrease) in Fair Value of
     Securities Available for Sale                $    17    $  (336)









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

































                     CITIZENS BANCSHARES, INC. AND
                CITIZENS BANK, VILLE PLATTE, LOUISIANA

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          SEPTEMBER 30, 1997

GENERAL STATEMENT

For a comprehensive review of financial condition and results of operations of Citizens Bancshares, Inc. (the Company), this discussion and anaylsis should be reviewed along with the information and financial statements presented elsewhere in this report. The Company is a one-bank holding company whose sole subsidiary is Citizens Bank, Ville Platte, Louisiana (the Bank).

Citizens Bank, Ville Platte, Louisiana is a commercial banking institution formed in 1975 under the banking laws of the State of Louisiana. The bank operates a main office located in the City of Ville Platte, Louisiana and also operates branch facilities in the Town of Mamou, Louisiana and the Village of Pine Prairie, Louisiana. The Bank offers a full range of traditional commercial banking services, including demand, savings, and time deposits, consumer, commercial, agriculture, and real estate loans, safe-deposit boxes, two credit card plans, VISA and MASTERCARD. Drive-in facilities are located at all banking locations with ATM service at the main office.


FINANCIAL CONDITION

The Bank's total assets increased in the first nine months of 1997 from $91,050,000 to $98,400,000, a $7,350,000 or 8.07% increase. The increase is attributable to an increase in deposits of $6,357,000, which have been used to fund the increases in cash, cash equivalents and loans.

Earning assets, which include loans, investment securities, federal funds sold, and deposits in other banks were 94.89% of total assets as of September 30, 1997.


The Bank maintains an allowance for loan losses against which imparied or uncollectible loans are charged. The balance in the allowance for loan losses was $921,000 as of September 30, 1997, which represents a 1.90% of total loans outstanding on that date. Provisions to the allowance for loan losses, which were charged to net income of 1997, totaled $88,000. Management evaluates the adequacy of the allowance for loan losses on a monthly basis by monitoring the balance in total loans as well as the past due, nonaccrual, classified, and other problem loans. On the basis of this evaluation, the allowance for loan losses is considered adequate to meet possible future charge- for losses in the existing loan portfolio. At September 30, 1997 past due loans to total loans were 1.50%.

With deposits being the bank's primary source of funds, both time and demand, in the first nine months of 1997, total deposits increased $6,357,000 or 7.76%. Much of this increase is in time deposits which increased by $4,545,000 or 7.50%. At September 30, 1997, the Bank's loan to deposit ratio was 54.83%.


The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate spread between interest-earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be avaliable to meet their credit needs. Major elements of the Bank's overall liquidity management capabilities and financial resources are (1) core deposits, (2) closely managed maturity structure of loans and deposits, (3) sale and maturity of assets (primarily investment securities), and, if necessary, (4) extensions of credit, including federal funds pruchased and securities sold under repurchase agreements. With the Bank's asset/liability management program, most loan and deposit changes can be anticipated without an adverse impact on earnings. As of September 30, 1997 the Bank's liquidity ratio was 49.17%.

RESULTS OF OPERATIONS

The Bank reported a net income of $932,000 or $8.11 per average share outstanding for the first nine months of 1997. Net return on assets was 1.30% and net return on equity was 12.17%.

Net interest income is the Bank's principal source of revenue and is measured by the difference between interest income earned on loans and investments and interest expense incurred on deposits. At September 30, 1997, the Bank's net interest income increased by $298,000 or 14.35%. Much of this increase is attributed to loans receivable which increased by 13.68%.

Noninterest income, which consists primarily of service charges and fees on financial services had little change at September 30, 1997.

Noninterest expense as of September 30, 1997 increased by $83,000 from September 30, 1997. Salaries increased by $43,000 or 6.16% due to salary adjustments and overtime paid to employees for extra hours worked due to the data processing conversation which will take place in October of 1997. Other expenses increased by $32,000 which is mainly due to the expenses incurred for data processing training and supplies.

CAPITAL ADEQUACY

Primary capital (shareholders' equity plus a portion of the allowance for loan losses) as a percent of adjusted total assets is one of the standard measures of capital adequacy used by bank regulators. This and other measurement ratios serve as the underlying basis for evaluating the Bank's capital adequacy and for determining the Bank's insurance fund deposit assessment charges. As of September 30,1997, the Bank's ratios were as follows:

             Capital to Assets      9.86%
             Risk Based Capital    19.32%
             Tier 1 Capital        18.07%
             Leverage Ratio         9.51%

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



Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits -
             (27) Financial Data Schedule
         (b) The Company has not filed any reports on Form 8-K during the quarter ended September 30, 1997.






































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