Form 10KSB
period 1997-12-31
CITIZENS BANCSHARES INC /LA/
filed 1998-03-27
CIK 715762

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                               FORM 10-KSB

     (Mark One)

(x)  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 (Fee Required)

For the Fiscal Year Ended December 31, 1997

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


    Check if there is no disclosure of delinquent filers in response to
    Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10 -KSB.(x)

    State issuer's revenues for its most recent year. $ 7,706,000


    State the aggregate market value of the voting stock held by non-affiliates* of the Registrant as of March 15, 1998 (based on $40.00 per share).

                               $1,790,640

    Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

    Common Stock, $5.00 par value, 115,000 shares outstanding as of March 15, 1998.

                  DOCUMENTS INCORPORATED BY REFERENCE:

                                             Part of Form 10-KSB
       Documents Incorporated             into which Incorporated
    Definitive Proxy Statement                     Part III
        for the 1998 Annual
      Meeting of Shareholders

    1997 Annual Report to Shareholders             Part II

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

EMPLOYEES

As of December 31, 1997, the Company and the Bank had approximately 38 full-time equivalent employees. The Company has no salaried employees, although certain executive officers hold parallel positions with the Bank. No employees are represented by unions or other bargaining units, and management considers its relations with employees to be satisfactory.

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





The Company is also subject to the Louisiana Bank Holding Company Act, as amended (the "Louisiana Act") which, among other things, provides that a bank holding company and its subsidiaries may not engage in any insurance activity in which a bank may not engage. The Louisiana Commissioner of Financial Institutions is authorized to administer the Louisiana Act and to issue orders and regulations thereunder.

Federal and Louisiana laws provide for the enforcement of any pro-rata assessment of shareholders of a bank to cover impairment of capital stock by sale, to the extent necessary, of the stock of any assessed shareholder failing to pay the assessment. The Company, as shareholder of the Bank, is subject to these provisions.

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




SUPPLEMENTAL FINANCIAL INFORMATION

Supplemental financial information for Citizens Bancshares, Inc. and subsidiary is set forth below and on the following pages:

INVESTMENT SECURITIES

Maturities and weighted average yields on investments as of December 31, 1997 (in thousands of dollars):

                                        Held-to-Maturity  Available-for-Sale



    U.S. Treasury Securities
     Within 1 year                     $ 1,001   5.67%      $   897   5.48%
     After 1 but within 5 years            ---    ---         1,313   5.70%
                                       $ 1,001   5.67%      $ 2,210   5.61%

    U.S. Government Securities
     Within 1 year                         999   5.66%        7,099   6.53%
     After 1 but within  5 years           400   5.94%        7,375   6.19%
                                       $ 1,399   5.74%      $14,474   6.36%
    State and Political subdivisions
     With 1 year                         1,201   4.85%          ---   ---
     After 1 but within  5 years         3,177   5.36%          ---   ---
     After 5 but within 10 years           979   5.01%         ---   ---
                                       $ 5,357   5.18%      $  ---   ---




    Mortgage-backed securities             572   6.50%        8,632   6.14%
                                       $ 8,329   5.42%      $25,316   6.22%


The above weighted average yields on tax exempt obligations are not computed on a tax equivalent basis. Yields on available-for-sale securities are computed on historial amortized cost.

No securities of any single issuer which totaled 10% or more of shareholders equity were held at December 31, 1997.

















LOANS

A distribution of the loan portfolio at December 31, 1997 and 1996 is summarized as follows (in thousands of dollars):


                                             1997              1996

Commercial                           $10,020   21.76%    $ 9,705  23.20%
Municipal                                ---    0.00%         22   0.05%
Real Estate - Mortgage                23,231   50.45%     20,425  48.83%
Agricultural                           4,441    9.64%      3,895   9.31%
Consumer                               9,760   21.19%      9,115  21.79%
Overdrafts                                21    0.04%         17   0.04%
                                      47,473  103.08%     43,179 103.22%
Unearned income                         (485)  (1.05%)      (488) (1.17%)
Allowance for possible loan loss        (937)  (2.03%)      (859) (2.05%)
                                     $46,051   100.00%   $41,832 100.00%





LOAN MATURITY AND INTEREST RATE SENSITIVITY

Maturities of commercial and agricultural loans at December 31, 1997 are summarized below (in thousands of dollars):
                                               Over
                                One Year      One to    Over Five
                      Total      or Less     Five Yrs     Years

Commercial           $10,020     $6,315       $3,220      $ 485
Agricultural           4,441      3,376          623        442


Commercial and Agricultural loans due after one (1) year that have fixed and adjustable rates are as follows (in thousands of dollars):

                                   Fixed    Adjustable
                      Total        Rates      Rates

Commercial           $3,705        $3,705       $ 0
Agricultural          1,065         1,065         0








INTEREST RATE SENSITIVITY AND LIQUIDITY

The following table shows the interest rate sensitivity gaps for different time periods and the cumulative interest rate sensitivity gaps for the same periods as of December 31, 1997. Loans for which the accrual of interest has been discontinued and overdrafts have not been included.
(in thousands of dollars)


                       1-3     4-6     7-12   13-18   19-24    OVER
             FLOAT    MTHS    MTHS    MTHS    MTHS    MTHS    2 YRS     TOTAL
Securities           $3,064  $1,914  $4,783  $4,313  $4,405  $15,096  $33,575

Fixed Loans  $  808  $5,521  $4,788  $8,061  $4,363  $4,818  $ 9,592  $37,951

Floating Lns $  166  $  660  $  931  $  719  $  257  $  247  $ 6,057  $ 9,037

Fed Fds & CD $6,900  $1,488  $2,377  $  893                           $11,658

             $7,874  $10,733 10,010  $14,456  $8,933  $9,470  $30,745 $92,221



CD & IRA
> 100M             $7,237  $4,997  $ 5,774 $2,163  $1,303   $  923   $22,397

CD & IRA
< 100M     $ 512  $13,700  $9,411  $12,400 $3,050  $2,296   $1,098   $42,467

IMM ACCTS  $2,401                                                    $ 2,401

CHRISTMAS CLUB                     $    40                           $    40

SAVINGS/
NOW ACCTS  $ 846                                           $9,974   $ 10,820

           $3,759 $20,937  $14,408 $18,214 $5,213  $3,599  $11,995   $78,125


GAP       $4,115($10,204)($ 4,398)($ 3,758) $3,720  $5,871  $25,104 ($20,450)
CUMULATIVE
GAP       $4,115($ 6,089)($10,487)($14,245)($10,525)($4,654)20,450     0













RISK ELEMENTS

The following summarizes nonperforming loans at December 31, 1997 and 1996 (in thousands of dollars):

                                                    1997         1996

Nonaccrual Loans                                    $  47        $   0
Loans past due 90 days or more as to
  principal or interest and still
  accruing interest                                   113           32
Restructured loans not included above                 245          241
                                                    $ 405        $ 273


Interest on such loans, had they remained current and in accordance with their original terms, would have been (in thousands of dollars):

                                                    1997         1996

Nonaccruals                                        $    8        $  11
Restructured                                           30           28
                                                   $   38        $  39


Interest collected on nonaccrual and restructured loans amounted to $25,000 for 1997 and $12,000 for 1996.


Other nonperforming assets are:
(in thousands of dollars):
                                                 1997          1996
Real estate and other assets acquired
in satisfaction of loans                        $   43       $   150


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


ALLOWANCE FOR POSSIBLE  LOAN LOSSES
A detail of the activity in the allowance for possible loan losses for the past two (2) years and its relationship to year-end loans outstanding follows (in thousands of dollars):

                                                      1997      1996

Allowance of possible loan losses af January 1      $  859     $ 832
Loans charged off:
Commercial                                              --        29
Credit Cards                                            15        --
Real estate - Mortgage                                   4        22
Agricultural                                             5        11
Consumer                                                42        21
Other (overdrafts)                                       6         8
     Total Charged-Off                                  72        91

Recoveries:
Commercial                                              --        20
Credit Cards                                             3        --
Real estate - Mortgage                                   1        --
Agricultural                                             1         2
Consumer                                                15        20
Other (overdrafts)                                       2         1
     Total Recoveries                                   22        43

Net loans charged off                                   50        48
Provision charged to operating expense                 128        75

Allowance at December 31                           $   937     $ 859


Loans outstanding at December 31                    $46,988  $42,691


Average Loans outstanding for the year              $45,820  $39,938

Ratio of net charge-offs to average loans
   outstanding                                        0.11%     0.12%

Ratio of allowance to loans outstanding
   at year end                                        1.99%     2.01%













The provision for possible loan losses which is charged to income from operations, is based upon the changes in the loan portfolio, the amount of net loan losses incurred and management's estimates of potential future losses based on several factors including, but not limited to, current economic conditions, loan portfolio composition, nonaccrual loans, problem loans, and prior loan loss experience. The provision for loan losses was $128,000 in 1997 and $75,000 in 1996.

The allowance for possible loan losses at December 31, 1997 was approximately $937,000 or 1.99% of net loans outstanding, compared to approximately $859,000 or 2.01% of net loans outstanding at December 31, 1996. It is management's opinion that the allowance for possible loan losses at December 31, 1997 is adequate, based upon the Bank's aggressive charge-off and collection practices.

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

An allocation of the allowance for possible loan losses by major categories of loans follows (in thousands of dollars)

                          1997                       1996
                          Percent of                 Percent of
              Allowance   loans in each   Allowance  loans in each
                Amount    category to       Amount   category to
                          total loans                total loans
Commercial       ---         21.11%           271        22.48%
Real Estate       50         48.94%           209        47.30%
Agriculture       70          9.35%           109         9.02%
Installment      739         20.56%           198        21.11%
Other             78           .04%            72          .09%

                $937        100.00%       $   859       100.00%














DEPOSITS

The following is a distribution of average deposits for the two years ended December 31 (in thousands of dollars)

                                       1997         1996

Demand Deposits                      $10,075       $ 8,535
Savings and NOW Accounts              13,063        12,310
Time Deposits, $100,00 or more        21,835        19,160
Other Time Deposits                   41,928        38,080
                                     $86,901       $78,085



The following is a maturity distribution of certificate of deposits of $100,000 or more as of December 31 (in thousands of dollars):

                                      1997          1996

Three months and under             $ 7,237         $ 6,775
Over three through six months        4,997           5,699
Over six through twelve months       5,774           6,898
Over twelve months                   4,389           1,400
                                   $22,397         $20,772



RETURN ON EQUITY AND ASSETS

                                        1997           1996

Return on average assets                1.12%          1.21%
Return on average equity               11.09%         13.33%
Dividend payout ratio                   7.36%          6.55%
Average equity to average assets       10.11%          9.11%


















RATE/VOLUME ANALYSIS

A comparative analysis of the increases and decreases in the major categories of interest income and expense resulting from changes in rate and volume for the periods indicated follows. Changes which are not due solely to rate or volume have been allocated proportionally.


                                   1997/1996         1996/1995
                                     Due to            Due to
                               Rate Volume Total  Rate Volume Total
(in thousand of dollars)
Interest earning assets:
 Interest bearing deposits     $ 4   $18    22    ($20)  $ 3   (17)
 Federal Funds Sold              7    75    82    ( 21)   46    25
 U.S. Treasury Securities      ( 1) ( 25)  (26)     37  (106) ( 69)
 U.S. Government Securities     55    82   137      65    63   128
 State & Municipal (1)         ( 2)    8     6     (13)  102    89
Loans, net                    (165)  685   520      42   356   398
Total int income (1)          (102)  843   741      90   464   554

Interest bearing funds:
  Savings & NOW accounts        10    22    32       3    (9)   (6)
  Time deposits $100,000>      (19)  149   130      26    74   100
  Other Time Deposits           (4)  216   212     117   136   253
       Total interest expense  (13)  387   374     146   201   347

Net interest income (1)       ( 89)  456   367    ( 56)  263   207

(1) Fully taxable equivalent basis using a 34% tax rate.
























AVERAGE BALANCES, INTEREST and AVERAGE RATES

The following table shows the major consolidated assets and liabilities, together with their respective interest amounts and rates earned or paid by the Company. Cash basis and renegoiated loans are included in the averages to determine an effective yield on all loans. The average balances are principally daily averages (in thousands of dollars):

                                Int.   Avg            Int.   Avg
                                Inc. Yield            Inc. Yield
                      Avg. Bal  Exp   Rate   Avg. Bal Exp.  Rate

                                 1997                 1996
Earning Assets
 Int. bearing deps.     $4,035   238   5.90    $3,729   216  5.79
 Federal Funds sold      6,084   327   5.37     4,691   245  5.22
 U.S. Treasury           4,854   274   5.64     5,305   300  5.66
 U.S. Government        25,852 1,635   6.32    24,541 1,498  6.10
 State & Municipal (1)   5,202   404   7.77     5,100   398  7.80
 Loans, net             46,273 4,384   9.47    39,097 3,864  9.88

Total earning assets    92,300 7,262   7.87    82,463 6,521  7.91
 Cash & due from banks   2,014                  1,922
 Premises & equipment    1,092                    919
 Other assets            2,119                  1,390

Total assets           $97,525                $86,694

Liabilities and
Shareholders Equity
Int. bearing funds
 Savings & NOW        $13,063     385   2.95   $12,310   353  2.87
 Time Dep. $100,000    21,835   1,212   5.55    19,160 1,082  5.65
 Other Time Deps.      41,928   2,358   5.62    38,086 2,146  5.63

Total int. bearing     76,826   3,955   5.15    69,556 3,581  5.15
 Demand deposits       10,075                    8,535
 Accr. interest
 & other liab.            764                      703
Total Liabilities      87,665                   78,794

Shareholders'equity    9,860                     7,900

Total Liabilities &
Sharholders Equity   $97,525                   $86,694

Net int income, taxable
    equivalent basis            3,037                  2,940
Taxable equivalent adjustment     137                    135
                                3,170                  2,805
Spread                                  2.72                  2.76
Net interest yield (1)                  3.58                  3.57

(1) Fully taxable equivalent basis using 34% tax rate.

ITEM 2.  PROPERTIES

The Bank's main office is located at 841 West Main Street, Ville Platte, Louisiana. This property includes the Bank's parking lot containing 74 parking places. The Bank's office building is approximately 12,665 square feet and includes staff and storage rooms and drive-up facilities.
One of the Bank's branch offices is located at 601 Poinciana Avenue, Mamou, Louisiana. This property includes the branch office's parking lot containing 30 parking spaces. The branch office building is approximately 3600 square feet and contains staff and storage rooms and drive-up facilities.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters voted upon by the shareholders of the Company during the fourth quarter of 1997.

























PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS
     There is no established public trading market for the Company's common stock. The primary market area for the Company's common stock is Evangeline Parish. All sales of the Company's common stock that have come to the attention of management during 1997 and 1996 have occurred at $13-$40 per share. Such prices reflect only those limited number of transactions that have come to the attention of management, and other transactions may have occurred at higher or lower sales prices during the periods indicated. No assurance can be given that such prices represent the actual market value of the Company's common stock.

The approximate number of holders of record of each class of the Company's equity securities as of March 15, 1998 was as follows:

     Title of Class                   Number of Record Holders

Common Stock - $5.00 par value                   434


Dividend History and Restrictions

The Board of Directors has declared cash dividends in 1989, 1990, 1991, 1992, 1993, 1994, 1995, 1996 and 1997. These dividends were declared and paid to shareholders in December of each year. 1989 dividend - .10 per share, 1990 dividend - .12 per share, 1991 dividend - .15 per share, 1992 dividend - .18 per share, 1993 dividend - .25 per share, 1994 dividend - .50 per share, 1995 dividend - .50 per share, 1996 dividend -.60 per share and 1997 dividend -
 .70 per share. Management currently expects that cash dividends will be paid in the future years at approximately the same rate as in the past with a small increase per year, should the profits allow.

Prior approval of the Commissioner of the Louisiana Office of Financial Institutions is required for the Bank to pay dividends if the total of all dividends declared and paid during any one year would exceed the total of net profits of that year combined with the net profits of the immediately preceding year.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information appearing in the Company's 1997 Annual Report is incorporated herein by reference in response to this item.






ITEM 7.  FINANCIAL STATEMENTS
The information appearing in the Company's 1997 Annual Report is incorporated herein by reference in response to this item.


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

     Exhibit 13 - 1997 Annual Report to Shareholders

     Exhibit 27 - Financial Data Schedule

     Other exhibits have been omitted because they are either not applicable or have been filed in previous reports.

(b)  Reports on Form 8-K:
     No reports on Form 8-K were filed during the last quarter of 1997.

















                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.


     March 27, 1998                        CITIZENS BANCSHARES, INC.
            Date                                  REGISTRANT

     s/Carl W. Fontenot
     Carl W. Fontenot
     President & Director


     s/Wayne Vidrine
     Wayne Vidrine
     Treasurer


     s/Fredrick Phillips
     Fredrick Phillips
     Director


     s/JB Veillon
     J.B. Veillon
     Director


     s/Otis Fontenot
     Otis Fontenot
     Director


     s/Eugene Fontenot
     Eugene S. Fontenot
     Director