Form 10QSB
period 1998-03-31
CITIZENS BANCSHARES INC /LA/
filed 1998-05-14
CIK 715762

U.S. SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                               FORM 10-QSB

             QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934


For Quarter ended March 31, 1998       Commission file number  0-12425

                        Citizens Bancshares, Inc.
    (Exact name of small business issuer as specified in its charter)

          Louisiana                                   72-0759135
(State or other jurisdiction of          (I.R.S. Employer Identification)
incorporation or organization)

             841 West Main Street, Ville Platte, La.  70586
                  (Address of principal executive offices)


Issuer's telephone number, including area code         318-363-5643


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and
(2) had been subject to such filing requirements for the past 90 days.

                           Yes (x)     No ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


                                Number of
  Class of Common Stock     Shares Outstanding             As of

Common Stock $5 Par Value        115,000              March 31, 1998











                      CITIZENS BANCSHARES, INC. AND
                 CITIZENS BANK, VILLE PLATTE, LOUISIANA


                                  INDEX


PART I.  FINANCIAL INFORMATION                               PAGE


     Condensed Consolidated Balance Sheets -
      March 31, 1998 and December 31, 1997.......................3

     Condensed Consolidated Statements of Income -
      Three months ended March 31, 1998
      and March 31, 1997.........................................4

     Condensed Consolidated Statements of Cash Flows -
      Three months ended March 31, 1998
      and March 31, 1997.........................................5

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


PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings ................................9

     Item 6.  Exhibits and Reports on Form 8-K .................9





















PART I.               CITIZENS BANCSHARES, INC. AND
                 CITIZENS BANK, VILLE PLATTE, LOUISIANA

                  CONDENSED CONSOLIDATED BALANCE SHEETS
            MARCH 31, 1998 AND DECEMBER 31, 1997 (UNAUDITED)
                        (in thousands of dollars)


                                              03/31/98       12/31/97
ASSETS
Cash and due from banks                      $ 2,133          $ 1,848
Federal funds sold                             8,550            6,900
              CASH AND CASH EQUIVALENTS       10,683            8,748

Interest-bearing deposits with banks           5,153            4,758
Securities available for sale,
  at fair values                              26,606           25,316
Securities held to maturity, fair values
  of $8,794 & $8,399                           8,723            8,329
                TOTAL SECURITIES              35,329           33,645


Loans receivable, net of allowance for
 loan losses of $957 in 1998 and
 $937 in 1997                                 45,969           46,051
Accrued interest receivable                      810              960
Premises and equipment, net                    2,931            3,064
Foreclosed real estate                            47               14
Deferred tax asset                                --               68
Other assets                                     918              649
               TOTAL ASSETS                 $101,841          $97,957


LIABILITIES
Demand deposits                              $10,772          $ 9,308
Savings, NOW and money-market deposits        14,203           13,261
Time deposits $100,000 or more                22,851           22,397
Other time deposits                           43,177           42,467
               TOTAL DEPOSITS                 91,003           87,433

Accrued interest payable                         532              568
Accrued expenses and other liabilities           608              482
               TOTAL LIABILITIES              92,143           88,483

SHAREHOLDERS' EQUITY
Common Stock $5 par value, 300,000
  shares authorized, 115,000 shares
  issued and outstanding                         575              575
Additional paid-in capital                       825              825
Retained earnings                              8,287            8,027
Unrealized gain on Available-for-Sale
  Securities, net of applicable deferred
  income taxes                                    11               47
                TOTAL SHAREHOLDERS' EQUITY     9,698            9,474

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $101,841          $97,957




                      CITIZENS BANCSHARES, INC. AND
                 CITIZENS BANK, VILLE PLATTE, LOUISIANA

         CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
               THREE MONTHS ENDED MARCH 31, 1998 AND 1997
            (in thousands of dollars, except per share data)


                                             THREE MONTHS
                                                ENDED
                                          03/31/98  03/31/97
Interest income
  Loans receivable                        $ 1,094   $ 1,005
  U.S. Treasury Securities                     41        80
  U.S. Government agencies                    393       411
  States and political subdivisions            71        64
  Federal funds sold                          131        86
  Deposits with banks                          73        56
      Total interest income                 1,803     1,702

Interest expense
  Deposits
  Savings, NOW and money-market accts         104        89
  Time deposits $100,000 and more             313       298
  Other time deposits                         605       556
         Total interest expense             1,022       943

Net interest income                           781       759
Provision for loan losses                      30        23

Net interest income after provision
  for loan losses                             751       736

Noninterest income
  Service charge on deposit accounts          110       100
  Insurance Commission                         20        17
  Other income                                 19        15
      Total noninterest income                149       132

Noninterest expense
  Salaries & employee benefits                267       236
  Occupancy & equipment expense               109        56
  Other expense                               143       155
      Total noninterest expense               519       447

Income before income taxes                    381       421
Income tax expense                            120       105

Net Income                                $   261     $ 316
Net income per share of
 common stock                             $  2.27     $2.75






                      CITIZENS BANCSHARES, INC AND
                 CITIZENS BANK, VILLE PLATTE, LOUISIANA

       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                           THREE MONTHS ENDED
                    MARCH 31, 1998 AND MARCH 31, 1997

                                                 MARCH      MARCH
                                                31, 1998   31, 1997

Cash flows from operating activities:
  Net Income                                      $   260    $   316
  Adjustments to reconcile net income to
   net cash provided by operating activities -
    Provision for possible loan losses                 30         23
    Depreciation & Amortization                        44         21
    Net (accretion) of investment securities           --        (25)
    (Gain) on sale of other real estate                --         --
    (Increase) in interest receivable                 150          3
    (Increase) in other assets                       (269)       (49)
    (Decrease) in interest payable                     (36)       (49)
    Increase in other liabilities                     126        115
Net cash provided by operating activities             305        355

Cash flows from investing activities:
  Proceeds from maturities and calls of
    investment securities                           7,155      4,046
  Purchase of investment securities                (9,475)    (5,294)
  (Increase) in interest-bearing
    deposits with other banks                        (395)      (198)
  Proceeds from sales of foreclosed real estate        --         --
  Decrease (increase) in loans                        656       (363)
  Purchase of premises and equipment                  119       (183)
Net cash (used) by investing activities            (1,940)    (1,992)

Cash flows from financing activities:
 Increase in deposits                               3,570      3,656
Net cash provided by financing activities           3,570      3,656

Net increase in cash and cash equivalents           1,935      2,019

Cash and cash equivalents, beginning of year        8,748      6,077

Cash and cash equivalents, end of period          $10,683    $ 8,096

Cash paid for income taxes                        $   ---    $   ---
Cash paid for interest expense                    $ 1,058    $   991

Foreclosed real estate acquired in
   satisfaction of loans                          $    47    $    --
Total Increase (decrease) in Fair Value of
     Securities Available for Sale                $   (55)   $  (135)







                      CITIZENS BANCSHARES, INC. AND
                 CITIZENS BANK, VILLE PLATTE, LOUISIANA



PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

     (1) The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The December 31, 1997 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's latest annual report on Form 10-KSB. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full year ending December 31, 1998.



































                     CITIZENS BANCSHARES, INC. AND
                CITIZENS BANK, VILLE PLATTE, LOUISIANA

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            MARCH 30, 1998

GENERAL STATEMENT

For a comprehensive review of financial condition and results of operations of Citizens Bancshares, Inc. (the Company), this discussion and analysis should be reviewed along with the information and financial statements presented elsewhere in this report. The Company is a one-bank holding company whose sole subsidiary is Citizens Bank, Ville Platte, Louisiana (the Bank).

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


FINANCIAL CONDITION

The Bank's total assets increased in the first quarter of 1998 from $97,957,000 to $101,841,000, a $3,884,000 or 3.97% increase. Much of the increase is attributable to an increase in deposits of $3,570,000, which have been used to fund the increases in cash, cash equivalents and loans.

Earning assets, which include loans, investment securities, federal funds sold, and deposits in other banks were 93.43% of total assets as of March 31, 1998.


The Bank maintains an allowance for loan losses against which impaired or uncollectible loans are charged. The balance in the allowance for loan losses was $957,000 as of March 31, 1998, which represents a 2.04% of total loans outstanding on that date. Provisions to the allowance for loan losses, which were charged to net income in the first quarter of 1998, totaled $30,000. Management evaluates the adequacy of the allowance for loan losses on a monthly basis by monitoring the balance in total loans as well as the past due, nonaccrual, classified, and other problem loans. On the basis of this evaluation, the allowance for loan losses is considered adequate to meet possible future charges for losses in the existing loan portfolio. At March 31, 1998 past due loans to total loans were 1.41%.

Another primary source of income is interest earned on investment securities. The Bank's investment objectives and activities are guided by a written Investment Policy. As of March 31, 1998, securities classified as "held-to-maturity" had an amortized cost/recorded value of $8,723,000 and a fair value of $8,794,000; securities classified as "available-for-sale" had a fair recorded value of $26,606,000 and an amortized cost of $26,590,000.

With deposits being the bank's primary source of funds, both time and demand, in the first quarter of 1998, total deposits increased
$3,570,000 or 4.08%. Noninterest-bearing deposits increased by $1,464,000 and interest-bearing deposits increased by $2,106,000. As of March 31, 1998, the Bank's Loan to Deposit Ratio was 51.56%.


The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate spread between interest-earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Major elements of the Bank's overall liquidity management capabilities and financial resources are (1) core deposits, (2) closely managed maturity structure of loans and deposits, (3) sale and maturity of assets (primarily investment securities), and, if necessary, (4) extensions of credit, including federal funds purchased and securities sold under repurchase agreements. With the Bank's asset/liability management program, most loan and deposit changes can be anticipated without an adverse impact on earnings. As of March 31, 1998 the Bank's liquidity ratio was 52.00%.

RESULTS OF OPERATIONS

The Bank reported a net income of $261,000 or $2.27 per average share outstanding for the first quarter of 1998. Net return on assets was 1.03% and net return on equity was 9.88%.

Net interest income is the Bank's principal source of revenue and is measured by the difference between interest income earned on loans and investments and interest expense incurred on deposits. At March 31, 1998, the Bank's net interest income increased slightly by $22,000.

Noninterest income, which consists primarily of service charges and fees on financial services had a slight increase of $17,000 in the first quarter of 1998.

Noninterest expense as of March 31, 1998 increased by $72,000 from March 31, 1997. Most of this increase is attributed to occupancy and equipment expense due to the completion of the addition to the main
office building and the data processing conversation.   Depreciation
Banking House and Ad Valorem Taxes increased by approximately $15,000. Depreciation Furniture and Fixture and Furniture and Fixture Maintenance increased by $28,000.

CAPITAL ADEQUACY

Primary capital (shareholders' equity plus a portion of the allowance for loan losses) as a percent of adjusted total assets is one of the standard measures of capital adequacy used by bank regulators. This and other measurement ratios serve as the underlying basis for evaluating the Bank's capital adequacy and for determining the Bank's insurance fund deposit assessment charges. As of March 31,1998, the Bank's ratios were as follows:

             Capital to Assets      9.59%
             Risk Based Capital    20.00%
             Tier 1 Capital        18.75%
             Leverage Ratio         9.34%

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



Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits -
             (27) Financial Data Schedule
         (b) The Company has not filed any reports on Form 8-K during the quarter ended March 31, 1998.






































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