Form 10QSB
period 1998-06-30
CITIZENS BANCSHARES INC /LA/
filed 1998-08-13
CIK 715762

U.S. SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                               FORM 10-QSB

             QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934


For Quarter ended June 30, 1998        Commission file number  0-12425

                        Citizens Bancshares, Inc.
    (Exact name of small business issuer as specified in its charter)

          Louisiana                                   72-0759135
(State or other jurisdiction of          (I.R.S. Employer Identification)
incorporation or organization)

             841 West Main Street, Ville Platte, La.  70586
                  (Address of principal executive offices)


Issuer's telephone number, including area code         318-363-5643


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and
(2) had been subject to such filing requirements for the past 90 days.

                           Yes (x)     No ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


                                Number of
  Class of Common Stock     Shares Outstanding             As of

Common Stock $5 Par Value        114,855               June 30, 1998











                      CITIZENS BANCSHARES, INC. AND
                 CITIZENS BANK, VILLE PLATTE, LOUISIANA


                                  INDEX


PART I.  FINANCIAL INFORMATION                               PAGE


     Condensed Consolidated Balance Sheets -
      June 30, 1998 and December 31, 1997.......................3

     Condensed Consolidated Statements of Income -
      Six and Three months ended
      June 30, 1998 and June 30, 1997...........................4

     Condensed Consolidated Statements of Cash Flows -
      Six months ended June 30, 1998
      and June 30, 1997.........................................5

     Notes to Consolidated Financial Statements.................6

     Management's Discussion and Analysis of
      Financial Condition and Results of
      Operations ...............................................7


PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings ...............................10

     Item 4.  Submission of Matters to a Vote of
              Security Holders.................................10

     Item 6.  Exhibits and Reports on Form 8-K ................10


















PART I.               CITIZENS BANCSHARES, INC. AND
                 CITIZENS BANK, VILLE PLATTE, LOUISIANA

                  CONDENSED CONSOLIDATED BALANCE SHEETS
             JUNE 30, 1998 AND DECEMBER 31, 1997 (UNAUDITED)
                        (in thousands of dollars)


                                             06/30/98        12/31/97
ASSETS
Cash and due from banks                      $ 2,070          $ 1,848
Federal funds sold                             7,315            6,900
              CASH AND CASH EQUIVALENTS        9,385            8,748

Interest-bearing deposits with banks           5,152            4,758
Securities available for sale,
  at fair values                              25,065           25,316
Securities held to maturity, fair values
  of $7,433 & $8,399                           7,365            8,329
                TOTAL SECURITIES              32,430           33,645


Loans receivable, net of allowance for
 loan losses of $975 in 1998 and
 $937 in 1997                                 50,660           46,051
Accrued interest receivable                      879              960
Premises and equipment, net                    3,022            3,064
Foreclosed real estate                            47               14
Deferred tax asset                                --               68
Other assets                                     898              649
               TOTAL ASSETS                 $102,473          $97,957


LIABILITIES
Demand deposits                              $10,430          $ 9,308
Savings, NOW and money-market deposits        13,739           13,261
Time deposits $100,000 or more                23,431           22,397
Other time deposits                           43,589           42,467
               TOTAL DEPOSITS                 91,189           87,433

Accrued interest payable                         611              568
Accrued expenses and other liabilities           627              482
               TOTAL LIABILITIES              92,427           88,483

SHAREHOLDERS' EQUITY
Common Stock $5 par value, 300,000
  shares authorized, 114,855 shares
  issued and (145 shares held in
  Treasury Stock)                                575              575
Additional paid-in capital                       825              825
Treasury Stock, @ cost                            (6)             ---
Retained earnings                              8,580            8,027
Unrealized gain on Available-for-Sale
  Securities, net of applicable deferred
  income taxes                                    72               47
                TOTAL SHAREHOLDERS' EQUITY    10,046            9,474

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $102,473          $97,957


                      CITIZENS BANCSHARES, INC. AND
                 CITIZENS BANK, VILLE PLATTE, LOUISIANA

  CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
            SIX AND THREE MONTHS ENDED JUNE 30, 1998 AND 1997
            (in thousands of dollars, except per share data)

                                        SIX MONTHS          THREE MONTHS
                                           ENDED                 ENDED
                                    06/30/98  06/30/97  06/30/98  06/30/97

Interest income
  Loans receivable                   $ 2,260  $ 2,085   $ 1,166   $ 1,080
  U.S. Treasury Securities                76      162        35        81
  U.S. Government Agencies               774      837       381       426
  State & Political Subdivisions         146      128        75        65
  Federal Funds sold                     248      150       117        64
  Deposits with banks                    147      114        74        58
      Total interest income            3,651    3,476     1,848     1,774

Interest expense
  Deposits
  Savings, NOW and IMMA                  208      287       104       198
  Time deposits $100,000 and more        659      580       346       282
  Other time deposits                  1,198    1,046       593       490
      Total interest expense           2,065    1,913     1,043       970

Net interest income                    1,586    1,563       805       804
Provision for loan losses                 57       47        27        25

Net interest income after provision
  for loan losses                      1,529    1,516       778       779

Noninterest income
  Service charges                        222      206       112       106
  Other income                            75       71        36        40
      Total noninterest income           297      277       148       146
Noninterest expense
  Salaries & employee benefits           530      468       263       232
  Occupancy & equipment expense          220      113       111        57
  Other expense                          298      312       161       158
      Total noninterest expense        1,048      893       535       447

Income before income taxes               778      900       391       478
Income tax expense                       224      240       104       135
Net Income                           $   554   $  660    $  287    $  343
Net income per share of
 common stock                        $  4.82   $ 5.74    $ 2.50    $ 2.99



Net Income                           $   554   $ 660     $  287    $  343
Other comprehensive income,
  net of tax                              25     (62)        61       (90)

Comprehensive income                 $   579      598    $  348    $  253




                      CITIZENS BANCSHARES, INC AND
                 CITIZENS BANK, VILLE PLATTE, LOUISIANA

       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            SIX MONTHS ENDED
                     JUNE 30, 1998 AND JUNE 30, 1997

                                                  JUNE       JUNE
                                                30, 1998   30, 1997

Cash flows from operating activities:
  Net Income                                      $   547    $   660
  Adjustments to reconcile net income to
   net cash provided by operating activities -
    Provision for possible loan losses                 58         47
    Depreciation & Amortization                        89         42
    Net (accretion) of investment securities           11        (38)
    (Gain) on sale of other real estate                --         --
    Decrease (Increase) in interest receivable         81        (34)
    (Increase) in other assets                       (249)       (44)
    Increase in interest payable                       43          3
    Increase (decrease) in other liabilities          145         (1)
Net cash provided by operating activities             725        635

Cash flows from investing activities:
  Proceeds from maturities and calls of
    investment securities                          11,610      6,796
  Purchase of investment securities               (12,535)    (6,307)
  (Increase) in interest-bearing
    deposits with other banks                        (394)       (99)
  Proceeds from sales of foreclosed real estate        --         --
  (Increase) in loans                              (2,514)    (4,102)
  Purchase of premises and equipment                  (11)      (641)
Net cash (used) by investing activities            (3,844)    (4,353)

Cash flows from financing activities:
 Increase in deposits                               3,756      4,872
Net cash provided by financing activities           3,756      4,872

Net increase in cash and cash equivalents             637      1,154

Cash and cash equivalents, beginning of year        8,748      6,077

Cash and cash equivalents, end of period          $ 9,385    $ 7,231

Cash paid for income taxes                        $   146    $   276
Cash paid for interest expense                    $ 2,022    $ 1,910

Foreclosed real estate acquired in
   satisfaction of loans                          $   ---    $    17
Total Increase (decrease) in Fair Value of
     Securities Available for Sale                $    38    $   (93)







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



































                     CITIZENS BANCSHARES, INC. AND
                CITIZENS BANK, VILLE PLATTE, LOUISIANA

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             JUNE 30, 1998

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


FINANCIAL CONDITION

The Bank's total assets increased in the second quarter of 1998 from $97,957,000 to $102,473,000, a $4,516,000 or 4.61% increase. The increase is attributable to an increase in deposits and loans. In the first quarter of 1998 deposits had a 4.08% increase while in the second quarter of 1998 loans increased by 10.00%.

Earning assets, which include loans, investment securities, federal funds sold, and deposits in other banks were 93.50% of total assets at June 30, 1998.

The Bank maintains an allowance for loan losses against which impaired or uncollectible loans are charged. The balance in the allowance for loan losses was $975,000 as of June 30, 1998, which represents a 1.89% of total loans outstanding on that date. Provisions to the allowance for loan losses, which were charged to net income in the second quarter of 1998, totaled $357,500. Management evaluates the adequacy of the allowance for loan losses on a monthly basis by monitoring the balance in total loans as well as the past due, nonaccrual, classified, and other problem loans. On the basis of this evaluation, the allowance for loan losses is considered adequate to meet possible future charges for losses in the existing loan portfolio. At June 30, 1998 past due loans to total loans were 1.57%.

Another primary source of income is interest earned on investment securities. The Bank's investment objectives and activities are guided by a written Investment Policy. As of June 30, 1998, securities classified as "held-to-maturity" had an amortized cost/recorded value of $7,365,000 and a fair value of $7,433,000; securities classified as "available-for-sale" had a fair recorded value of $25,065,000 and an amortized cost of $24,955,000.

With deposits being the bank's primary source of funds, both time and demand, total deposits increased $3,756,000 or 4.29% since December 31, 1997. Noninterest-bearing deposits increased by $1,122,000 and interest-bearing deposits increased by $2,634,000. At June 30, 1998 the Bank's Loan to Deposit Ratio was 56.59%.

The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate spread between interest-earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Major elements of the Bank's overall liquidity management capabilities and financial resources are (1) core deposits, (2) closely managed maturity structure of loans and deposits, (3) sale and maturity of assets (primarily investment securities), and, if necessary, (4) extensions of credit, including federal funds purchased and securities sold under repurchase agreements. With the Bank's asset/liability management program, most loan and deposit changes can be anticipated without an adverse impact on earnings. At June 30, 1998 the Bank's liquidity ratio was 46.22%.


RESULTS OF OPERATIONS

The Bank reported a net income of $548,000 or $4.77 per average share outstanding at June 30, 1998. Net return on assets was 1.08% and net return on equity was 10.20%.

Net interest income is the Bank's principal source of revenue and is measured by the difference between interest income earned on loans and investments and interest expense incurred on deposits. At June 30, 1998, the Bank's net interest income increased slightly from June 30, 1997.

Noninterest income, which consists primarily of service charges and fees on financial services increased by $20,000 as of June 30, 1998. With the increase in deposits, service charges on deposit accounts increased by 7.77% and the ATM/EFT service charge income increased by 65.00%.

Noninterest expense as of June 30, 1998 increased by $161,000 from June 30, 1997. With salary adjustments and additional staff added, salaries increased by $62,000 or 13.25% from June 30, 1997. However, the main increase is attributed to occupancy and equipment expenses which increased by $107,000 or 94.69% from June 30, 1997, due to the completion of the addition of the main office and the conversation of our in-house data processing.


CAPITAL ADEQUACY

Primary capital (shareholders' equity plus a portion of the allowance for loan losses) as a percent of adjusted total assets is one of the standard measures of capital adequacy used by bank regulators. This and other measurement ratios serve as the underlying basis for evaluating the Bank's capital adequacy and for determining the Bank's insurance fund deposit assessment charges. At June 30, 1998, the Bank's ratios were as follows:

             Capital to Assets      9.84%
             Risk Based Capital    19.10%
             Tier 1 Capital        17.85%
             Leverage Ratio         9.51%

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

Item 4.  Submission of Matters to a Vote of Security Holders

         Pursuant to a notice of meeting mailed March 9, 1998 accompanied by a proxy statement, the annual meeting of shareholders wad held on April 9, 1998. Proxies for the annual meeting were solicited pursuant to Regulation 14A. There was no solicitation in opposition to management's nominees for the Board of Directors as listed in the Proxy Statement. All of the following nominees were duly nominated and elected:

               Carl W. Fontenot           Otis Fontenot
               Joseph Jake Fontenot       J.B. Veillon
               Curley Courville           Fredrick Phillips
               Eugene Fontenot            Roderick Young
               Jules Hebert


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits -  (27) Financial Data Schedule

         (b) The Company has not filed any reports on Form 8-K during the quarter ended June 30, 1998.























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