Form 10QSB
period 1998-09-30
CITIZENS BANCSHARES INC /LA/
filed 1998-11-12
CIK 715762

U.S. SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                               FORM 10-QSB

             QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934


For Quarter ended September 30, 1998 Commission file number  0-12425

                        Citizens Bancshares, Inc.
    (Exact name of small business issuer as specified in its charter)

          Louisiana                                   72-0759135
(State or other jurisdiction of          (I.R.S. Employer Identification)
incorporation or organization)

             841 West Main Street, Ville Platte, La.  70586
                  (Address of principal executive offices)


Issuer's telephone number, including area code         318-363-5643


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and
(2) had been subject to such filing requirements for the past 90 days.

                           Yes (x)     No ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


                                Number of
  Class of Common Stock     Shares Outstanding             As of

Common Stock $5 Par Value        114,855               Sept 30, 1998













                      CITIZENS BANCSHARES, INC. AND
                 CITIZENS BANK, VILLE PLATTE, LOUISIANA


                                  INDEX


PART I.  FINANCIAL INFORMATION                               PAGE


     Condensed Consolidated Balance Sheets -
      Sept 30, 1998 and December 31, 1997

     Condensed Consolidated Statements of Income -
      Nine and Three months ended
      Sept 30, 1998 and Sept 30, 1997

     Condensed Consolidated Statements of Cash Flows -
      Nine months ended Sept 30, 1998
      and Sept 30, 1997

     Notes to Consolidated Financial Statements

     Management's Discussion and Analysis of
      Financial Condition and Results of
      Operations


PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings

     Item 6.  Exhibits and Reports on Form 8-K





















PART I.               CITIZENS BANCSHARES, INC. AND
                 CITIZENS BANK, VILLE PLATTE, LOUISIANA

                  CONDENSED CONSOLIDATED BALANCE SHEETS
          SEPTEMBER 30, 1998 AND DECEMBER 31, 1997 (UNAUDITED)
                        (in thousands of dollars)


                                             09/30/98        12/31/97
ASSETS
Cash and due from banks                      $ 2,453          $ 1,848
Federal funds sold                             9,020            6,900
              CASH AND CASH EQUIVALENTS       11,473            8,748

Interest-bearing deposits with banks           5,538            4,758
Securities available for sale,
  at fair values                              25,148           25,316
Securities held to maturity, fair values
  of $6,822 & $8,399                           6,696            8,329
                TOTAL SECURITIES              31,844           33,645


Loans receivable, net of allowance for
 loan losses of $992 in 1998 and
 $937 in 1997                                 52,770           46,051
Accrued interest receivable                      909              960
Premises and equipment, net                    3,180            3,064
Foreclosed real estate                            --               14
Deferred tax asset                                --               68
Other assets                                     907              649
               TOTAL ASSETS                 $106,621          $97,957


LIABILITIES
Demand deposits                              $10,380          $ 9,308
Savings, NOW and money-market deposits        17,652           13,261
Time deposits $100,000 or more                22,539           22,397
Other time deposits                           44,516           42,467
               TOTAL DEPOSITS                 95,087           87,433

Accrued interest payable                         588              568
Accrued expenses and other liabilities           620              482
               TOTAL LIABILITIES              96,295           88,483

SHAREHOLDERS' EQUITY
Common Stock $5 par value, 300,000
  shares authorized, 114,855 shares
  issued and (145 shares held in
  Treasury Stock)                                575              575
Additional paid-in capital                       825              825
Treasury Stock, @ cost                            (6)             ---
Retained earnings                              8,861            8,027
Unrealized gain on Available-for-Sale
  Securities, net of applicable deferred
  income taxes                                    71               47
                TOTAL SHAREHOLDERS' EQUITY    10,326            9,474

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $106,621          $97,957


                      CITIZENS BANCSHARES, INC. AND
                 CITIZENS BANK, VILLE PLATTE, LOUISIANA

  CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
             NINE AND THREE MONTHS ENDED SEPT 30, 1998, 1997
            (in thousands of dollars, except per share data)

                                        NINE MONTHS        THREE MONTHS
                                          ENDED                ENDED
                                   09/30/98  09/30/97  09/30/98  09/30/97

Interest income
  Loans receivable                   $ 3,524  $ 3,250   $ 1,263   $ 1,164
  U.S. Treasury Securities               101      225        26        63
  U.S. Government Agencies             1,115    1,241       341       405
  State & Political Subdivisions         222      198        76        69
  Federal Funds sold                     390      215       143        65
  Deposits with banks                    228      171        80        57
      Total interest income            5,580    5,300     1,929     1,823

Interest expense
  Deposits
  Savings, NOW and IMMA                  332      284       124       101
  Time deposits $100,000 and more      1,015      893       356       312
  Other time deposits                  1,811    1,749       613       599
      Total interest expense           3,158    2,926     1,093     1,012

Net interest income                    2,422    2,374       836       811
Provision for loan losses                 88       88        30        40

Net interest income after provision
  for loan losses                      2,334    2,286       806       771

Noninterest income
  Service charges                        344      314       123       108
  Other income                           114      107        38        36
      Total noninterest income           458      421       161       144
Noninterest expense
  Salaries & employee benefits           842      741       311       273
  Occupancy & equipment expense          339      173       119        60
  Other expense                          449      474       152       162
      Total noninterest expense        1,630    1,388       582       495

Income before income taxes             1,162    1,319       385       420
Income tax expense                       327      387       103       147
Net Income                           $   835   $  932    $  282    $  273
Net income per share of
 common stock                        $  7.27   $ 8.11    $ 2.45    $ 2.37



Net Income                           $   835   $ 932     $  282    $  273
Other comprehensive income,
  net of tax                              24      11         (1)       72

Comprehensive income                 $   859     943     $  281    $  345


                      CITIZENS BANCSHARES, INC AND
                 CITIZENS BANK, VILLE PLATTE, LOUISIANA

       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            NINE MONTHS ENDED
                     SEPT 30, 1998 AND SEPT 30, 1997

                                                  SEPT       SEPT
                                                30, 1998   30, 1997

Cash flows from operating activities:
  Net Income                                      $   829    $   932
  Adjustments to reconcile net income to
   net cash provided by operating activities -
    Provision for possible loan losses                 87         88
    Depreciation & Amortization                       133         62
    Net (accretion) of investment securities           24        (46)
    (Gain) on sale of other real estate                --         --
    Decrease (Increase) in interest receivable         51        (42)
    (Increase) in other assets                       (258)       (64)
    Increase in interest payable                       20        (18)
    Increase (decrease) in other liabilities          138         67
Net cash provided by operating activities           1,024        979

Cash flows from investing activities:
  Proceeds from maturities and calls of
    investment securities                          15,026     10,497
  Purchase of investment securities               (16,683)    (8,292)
  (Increase) in interest-bearing
    deposits with other banks                        (780)      (198)
  Proceeds from sales of foreclosed real estate        --         --
  (Increase) in loans                              (3,308)    (4,710)
  Purchase of premises and equipment                 (207)    (1,373)
Net cash (used) by investing activities            (5,952)    (4,075)

Cash flows from financing activities:
 Increase in deposits                               7,653      6,357
Net cash provided by financing activities           7,653      6,357

Net increase in cash and cash equivalents           2,725      3,261

Cash and cash equivalents, beginning of year        8,748      6,077

Cash and cash equivalents, end of period          $11,473    $ 9,338

Cash paid for income taxes                        $   271    $   411
Cash paid for interest expense                    $ 3,138    $ 2,944

Foreclosed real estate acquired in
   satisfaction of loans                          $   ---    $    --
Total Increase (decrease) in Fair Value of
     Securities Available for Sale                $    37    $    17







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



































                     CITIZENS BANCSHARES, INC. AND
                CITIZENS BANK, VILLE PLATTE, LOUISIANA

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             SEPT 30, 1998

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


FINANCIAL CONDITION

The Bank's total assets increased in the thirdd quarter of 1998 from $97,957,000 to $106,621,000, a $8,664,000 or 8.13% increase. The increase is attributable to an increase in deposits and loans. In the third quarter of 1998, Citizens Bank was named the agent paying bank for a local municipality which resuted in deposits of $4,300,000.

Earning assets, which include loans, investment securities, federal funds sold, and deposits in other banks were 93.62% of total assets at September 30, 1998.

The Bank maintains an allowance for loan losses against which impaired or uncollectible loans are charged. The balance in the allowance for loan losses was $992,000 at September 30, 1998, which represents a 1.84% of total loans outstanding on that date. Provisions to the allowance for loan losses, which were charged to net income as of September 30, 1998, totaled $87,500. Management evaluates the adequacy of the allowance for loan losses on a monthly basis by monitoring the balance in total loans as well as the past due, nonaccrual, classified, and other problem loans. On the basis of this evaluation, the allowance for loan losses is considered adequate to meet possible future charges for losses in the existing loan portfolio. At September 30, 1998 past due loans to total loans were 1.60%.

Another primary source of income is interest earned on investment securities. The Bank's investment objectives and activities are guided by a written Investment Policy. As of September 30, 1998, securities classified as "held-to-maturity" had an amortized cost/recorded value of $6,262,000 and a fair value of $6,410,000; securities classified as "available-for-sale" had a fair recorded value of $25,582,000 and an amortized cost of $25,070,000.

With deposits being the bank's primary source of funds, both time and demand, total deposits increased $7,654,000 or 8.05% since December 31, 1997. Noninterest-bearing deposits increased by $1,072,000 and interest-bearing deposits increased by $6,582,000. At September 30, 1998, the Bank's Loan to Deposit Ratio was 56.51%. As stated above, $4,300,000 was for the accounts of the local municipality.

The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate spread between interest-earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Major elements of the Bank's overall liquidity management capabilities and financial resources are (1) core deposits, (2) closely managed maturity structure of loans and deposits, (3) sale and maturity of assets (primarily investment securities), and, if necessary, (4) extensions of credit, including federal funds purchased and securities sold under repurchase agreements. With the Bank's asset/liability management program, most loan and deposit changes can be anticipated without an adverse impact on earnings. As of September 30, 1998, the Bank's liquidity ratio was 41.66%.


RESULTS OF OPERATIONS

The Bank reported a net income of $835,000 or $7.27 per average share outstanding at September 30, 1998. Net return on assets was 1.08% and net return on equity was 9.97%.

Net interest income is the Bank's principal source of revenue and is measured by the difference between interest income earned on loans and investments and interest expense incurred on deposits. In comparing September 30, 1998 to September 30, 1997, the Bank's net interest income increased by $48,000.

Noninterest income, which consists primarily of service charges and fees on financial services increased by $37,000 as of September 30, 1998.

Noninterest expense as of September 30, 1998 increased by $242,000 from September 30, 1997. Salaries and employee benefits being the main expense had an increase of $101,000 or 11.99%. Occupancy and equipment expenses had a 48.97% increase. With the continue growth of Citizens Bank management is aware of these increases, therefore monitors other expensed closely and tries to keep costs down. In comparing other expenses for September 30, 1998 to September 30, 1997, it shows a decrease of $25,000.

CAPITAL ADEQUACY

Primary capital (shareholders' equity plus a portion of the allowance for loan losses) as a percent of adjusted total assets is one of the standard measures of capital adequacy used by bank regulators. This and other measurement ratios serve as the underlying basis for evaluating the Bank's capital adequacy and for determining the Bank's insurance fund deposit assessment charges. At September 30, 1998, the Bank's ratios were as follows:

             Capital to Assets      9.97%
             Risk Based Capital    18.75%
             Tier 1 Capital        17.50%
             Leverage Ratio         9.68%

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


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits -  (27) Financial Data Schedule

         (b) The Company has not filed any reports on Form 8-K during the quarter ended September 30, 1998.






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