Form 10QSB/A
period 1998-09-30
CITIZENS BANCSHARES INC /LA/
filed 1999-01-20
CIK 715762

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


YEAR 2000

In late 1997, Citizens Bank decided to convert its data processing operations from an outsourced service bureau operations to an in-house operation. When this decision was made, all hardware and software data processing acquisitions were made with the awareness and objective of satisfying the Year 2000 compliance and conformity issues. After successful conversion of data processing operations from a service bureau to an in-house operation, Citizens Bank's Board of Directors adopted an Electric Data Processing Policy which included a Year 2000 Program policy.

A Y2K Committee, chaired by a board-appointed Y2K Coordinator, was formed in early 1998 to address Year 2000 issues. The Committee's objective is to monitor and report the Bank's progress in achieving Year 2000 compliance for all mission critical applications. In addition to monitoring, testing and identifying appropriate changes to in house operations, the Y2K committee continues to monitor Year 2000 status of the Bank's customers, service providers, and suppliers.

As of September 30, 1998, Citizens Bank had substantially completed remediating and obtaining Y2K compliance certifications on its mission critical systems. Testing and validations of mission critical systems are scheduled for completion in early 1999 and monitoring of Year 2000 compliance will be accomplished throughout 1999. Written acknowledgments have been received from all mission critical hardware and software providers, utility and telephone service providers, and date processing service providers assuring timely remediation, testing and validation for Year 2000 compliance.

The Bank expects to continue incurring expense charges related to Year 2000 compliance through the remainder of 1998 and throughout 1999; the majority of costs associated with Year 2000 compliance, however, is the responsibility of the Bank's data processing vendors and service providers. Estimated expenses charges to be borne directly by the Bank will total $3,000 per month through 1999. These Year 2000 expenses will be included in noninteret expense categories and do not include equipment and software scheduled replacement in the ordinary course of business.

The Bank's estimate of Year 2000 investment costs and the estimated time periods set forth above by which the Bank expects to substantially complete mission critical system programming and testing and implementation are based upon management's best current estimates, which were delivered utilizing numerous assumptions about future events.
There can be no guarantee that these estimates will be achieved, and actual results could differ from those anticipated. Because of the critical nature of the Year 2000 issues to our business and to all of the financial services industry, if necessary modifications are not made the Bank's operations could be materially impacted. Citizens Bank and its data processing vendors remain scheduled to ensure achievement of Year 2000 compliance, therefore, an adverse impact on the Bank's operations is not expected.


















































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