Form 10KSB
period 1998-12-31
CITIZENS BANCSHARES INC /LA/
filed 1999-03-22
CIK 715762

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                               FORM 10-KSB

     (Mark One)

(x)  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 (Fee Required)

For the Fiscal Year Ended December 31, 1998

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


    Check if there is no disclosure of delinquent filers in response to
    Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10 -KSB.(x)

    State issuer's revenues for its most recent year. $ 8,098,000


    State the aggregate market value of the voting stock held by non-affiliates* of the Registrant as of March 15, 1999 (based on $40.00 per share).

                               $2,246,720

    Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

    Common Stock, $5.00 par value, 114,855 shares outstanding as of March 15, 1999.

                  DOCUMENTS INCORPORATED BY REFERENCE:

                                             Part of Form 10-KSB
       Documents Incorporated             into which Incorporated
    Definitive Proxy Statement                     Part III
        for the 1999 Annual
      Meeting of Shareholders

    1998 Annual Report to Shareholders             Part II

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

The Bank was formed in 1975 under the banking laws of the State of Louisiana. The Bank conducts a general commercial banking business through its main office at Ville Platte, Louisiana and branch offices in Mamou, Louisiana, and Pine Prairie, Louisiana, all of which are in Evangeline Parish, Louisiana. The Bank offers a full range of traditional commercial banking services, including demand, savings and time deposits, consumer, commercial and real estate loans, safe-deposit boxes and access to two retail credit plans -- "VISA" and "MASTERCARD". The Bank does not offer trust services. Drive-in banking facilities are located at all banking locations, including a drive-through ATM machine at the Main Office in Ville Platte, Louisiana.

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

EMPLOYEES

As of December 31, 1998, the Company and the Bank had approximately 45 full-time equivalent employees. The Company has no salaried employees, although certain executive officers hold parallel positions with the Bank. No employees are represented by unions or other bargaining units, and management considers its relations with employees to be satisfactory.

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




SUPPLEMENTAL FINANCIAL INFORMATION

Supplemental financial information for Citizens Bancshares, Inc. and subsidiary is set forth below and on the following pages:

INVESTMENT SECURITIES

Maturities and weighted average yields on investments as of December 31, 1998 (in thousands of dollars):

                                        Held-to-Maturity  Available-for-Sale



    U.S. Treasury Securities
     Within 1 year                     $   ---    ---       $ 1,312   5.70%
     After 1 but within 5 years            ---    ---           ---     ---
                                       $   ---    ---       $ 1,312   5.70%

    U.S. Government Securities
     Within 1 year                         ---    ---         1,403   5.32%
     After 1 but within  5 years           ---    ---         7,996   5.70%
                                       $   ---    ---       $ 9,399   5.64%
    State and Political subdivisions
     With 1 year                           543   6.15%          ---   ---
     After 1 but within  5 years         4,812   4.64%          ---   ---
     After 5 but within 10 years         2,047   4.71%         ---   ---
                                       $ 7,402   4.77%      $  ---   ---




    Mortgage-backed securities             723   5.63%       15,802   5.83%
                                       $ 8,125   4.85%      $26,513   5.76%


The above weighted average yields on tax exempt obligations are not computed on a tax equivalent basis. Yields on available-for-sale securities are computed on historial amortized cost.

No securities of any single issuer which totaled 10% or more of shareholders equity were held at December 31, 1998.

















LOANS

A distribution of the loan portfolio at December 31, 1998 and 1997 is summarized as follows (in thousands of dollars):


                                             1998              1997

Commercial                           $11,935   22.90%    $10,020  21.76%
Municipal                                ---    0.00%        ---   0.00%
Real Estae - Mortgage                 24,072   46.19%     23,231  50.45%
Agricultural                           6,507   12.48%      4,441   9.64%
Consumer                              11,117   21.33%      9,760  21.19%
Overdrafts                                25    0.05%         21   0.04%
                                      53,656  102.95%     47,473 103.08%
Unearned income                         (536)  (1.03%)      (485) (1.05%)
Allowance for possible loan loss      (1,001)  (1.92%)      (937) (1.05%)
                                     $52,119   100.00%   $46,051 100.00%





LOAN MATURITY AND INTEREST RATE SENSITIVITY

Maturities of commercial and agricultural loans at December 31, 1998 are summarized below (in thousands of dollars):
                                               Over
                                One Year      One to    Over Five
                      Total      or Less     Five Yrs     Years

Commercial           $11,935     $7,452       $3,861      $ 622
Agricultural           6,507      4,617        1,038        852


Commercial and Agricultural loans due after one (1) year that have fixed and adjustable rates are as follows (in thousands of dollars):

                                   Fixed    Adjustable
                      Total        Rates      Rates

Commercial           $4,675        $4,675       $  0
Agricultural          1,465         1,433         32








INTEREST RATE SENSITIVITY AND LIQUIDITY

The following table shows the interest rate sensitivity gaps for different time periods and the cumulative interest rate sensitivity gaps for the same periods as of December 31, 1998. Loans for which the accrual of interest has been discontinued and overdrafts have not been included.
(in thousands of dollars)


                       1-3     4-6     7-12   13-18   19-24    OVER
             FLOAT    MTHS    MTHS    MTHS    MTHS    MTHS    2 YRS     TOTAL
Securities           $3,369  $1,835  $6,489  $1,125  $2,169  $19,603  $34,590

Fixed Loans  $1,310  $5,028  $5,178  $9,126  $4,886  $4,436  $13,192  $43,156

Floating Lns $  759  $1,224  $  562  $  786  $  359  $  331  $ 5,942  $ 9,963

Fed Fds & CD $6,625  $1,972  $2,279  $  891                           $11,767

             $8,694  $11,593  9,854  $17,292  $6,370  $6,936  $38,737 $99,476



CD & IRA
> 100M             $10,173 $5,917  $ 3,820 $  722  $1,042   $1,000   $22,674

CD & IRA
< 100M     $ 701  $13,485  $9,700  $15,693 $1,890  $2,226   $1,529   $45,224

IMM ACCTS  $3,552                                                    $ 3,552

CHRISTMAS CLUB                     $    44                           $    44

SAVINGS/
NOW ACCTS  $ 562                                           $11,192  $ 11,754

           $4,815 $23,658  $15,617 $19,557 $2,612  $3,268  $13,721   $83,248


GAP       $3,879($12,065)($ 5,763)($ 2,265) $3,758  $3,668  $25,016  $16,228)
CUMULATIVE
GAP       $3,879($ 8,186)($13,949)($16,214)($12,456)($8,788)16,228     0













RISK ELEMENTS

The following summarizes nonperforming loans at December 31, 1998 and 1997 (in thousands of dollars):

                                                    1998         1997

Nonaccrual Loans                                    $ 136        $  47
Loans past due 90 days or more as to
  principal or interest and still
  accruing interest                                   142          113
Restructured loans not included above                 210          245
                                                    $ 488        $ 405


Interest on such loans, had they remained current and in accordance with their original terms, would have been (in thousands of dollars):

                                                    1998         1997

Nonaccruals                                        $    4        $   8
Restructured                                           23           30
                                                   $   27        $  38


Interest collected on nonaccrual and restructured loans amounted to $ 6,300 for 1998 and $25,000 for 1997.


Other nonperforming assets are:
(in thousands of dollars):
                                                 1998          1997
Real estate and other assets acquired
in satisfaction of loans                        $   47       $    43


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


ALLOWANCE FOR POSSIBLE  LOAN LOSSES
A detail of the activity in the allowance for possible loan losses for the past two (2) years and its relationship to year-end loans outstanding follows (in thousands of dollars):

                                                      1998      1997

Allowance of possible loan losses af January 1      $  937     $ 859
Loans charged off:
Commercial                                               1        --
Credit Cards                                            15        15
Real estate - Mortgage                                   9         4
Agricultural                                             -         5
Consumer                                                45        42
Other (overdrafts)                                       5         6
     Total Charged-Off                                  75        72

Recoveries:
Commercial                                               1        --
Credit Cards                                             6         3
Real estate - Mortgage                                   2         1
Agricultural                                             6         1
Consumer                                                18        15
Other (overdrafts)                                       3         2
     Total Recoveries                                   36        22

Net loans charged off                                   39        50
Provision charged to operating expense                 103       128

Allowance at December 31                           $ 1,001     $ 937


Loans outstanding at December 31                    $53,120  $46,988


Average Loans outstanding for the year              $50,443  $45,820

Ratio of net charge-offs to average loans
   outstanding                                        0.08%     0.11%

Ratio of allowance to loans outstanding
   at year end                                        1.88%     1.99%













The provision for possible loan losses which is charged to income from operations, is based upon the changes in the loan portfolio, the amount of net loan losses incurred and management's estimates of potential future losses based on several factors including, but not limited to, current economic conditions, loan portfolio composition, nonaccrual loans, problem loans, and prior loan loss experience. The provision for loan losses was $102,500 in 1998 and $128,000 in 1997.

The allowance for possible loan losses at December 31, 1998 was approximately $1,001,000 or 1.88% of net loans outstanding, compared to approximately $937,000 or 1.99% of net loans outstanding at December 31, 1997. It is management's opinion that the allowance for possible loan losses at December 31, 1998 is adequate, based upon the Bank's aggressive charge-off and collection practices.


The following chart represents management's estimate of the manner in which the allowance for possible loan losses might be allocated to categories of loans if the Company was required to do so under generally accepted accounting principles uniformly applied. The reader is cautioned that, in the opinion of management, it is not possible to predict with complete accurancy what amount of the allownce will be required to absord future future losses in each category.
Furthermore, under generally accepted accounting principles as well as regulations promulgated by federal and state banking regulatory agencies, the entire allowance is available to absorb losses in all categories, so the critical function of the allowance is to be adequate in view of the aggregate risk of all losses.

An allocation of the allowance for possible loan losses by major categories of loans follows (in thousands of dollars)

                          1998                       1997
                          Percent of                 Percent of
              Allowance   loans in each   Allowance  loans in each
                Amount    category to       Amount   category to
                          total loans                total loans
Commercial        14         22.24%           ---        21.11%
Real Estate      121         44.86%            50        48.94%
Agriculture      204         12.13%            70         9.35%
Installment      598         20.72%           739        20.56%
Other             64           .05%            78          .04%

              $1,001        100.00%       $   937       100.00%














DEPOSITS

The following is a distribution of average deposits for the two years ended December 31 (in thousands of dollars)

                                       1998         1997

Demand Deposits                      $10,690       $10,075
Savings and NOW Accounts              15,418        13,063
Time Deposits, $100,00 or more        22,680        21,835
Other Time Deposits                   44,017        41,928
                                     $92,805       $86,901



The following is a maturity distribution of certificate of deposits of $100,000 or more as of December 31 (in thousands of dollars):

                                      1998          1997

Three months and under             $10,173         $ 7,237
Over three through six months        5,917           4,997
Over six through twelve months       3,820           5,774
Over twelve months                   2,764           4,389
                                   $22,674         $22,397



RETURN ON EQUITY AND ASSETS

                                        1998           1997

Return on average assets                 .99%          1.12%
Return on average equity               10.35%         11.09%
Dividend payout ratio                   9.55%          7.36%
Average equity to average assets        9.53%         10.11%


















RATE/VOLUME ANALYSIS

A comparative analysis of the increases and decreases in the major categories of interest income and expense resulting from changes in rate and volume for the periods indicated follows. Changes which are not due solely to rate or volume have been allocated proportionally.


                                   1998/1997         1997/1996
                                     Due to            Due to
                               Rate Volume Total  Rate Volume Total
(in thousand of dollars)
Interest earning assets:
 Interest bearing deposits     $(3)  $67    64     $ 4   $18    22
 Federal Funds Sold             (4)  175   171       7    75    82
 U.S. Treasury Securities        0  (154) (154)    ( 1) ( 25) ( 26)
 U.S. Government Securities    (92)  (62) (154)     55    82   137
 State & Municipal (1)         ( 6)   63    57     ( 2)    8     6
Loans, net                      77   307   384    (165)  685   520
Total int income (1)           (28)  396   368    (102)  843   741

Interest bearing funds:
  Savings & NOW accounts         1    70    71      10    22    32
  Time deposits $100,000>       62    48   110     (19)  149   130
  Other Time Deposits          (32)  116    84      (4)  216   212
       Total interest expense   31   234   265     (13)  387   374

Net interest income (1)       ( 59)  162   103    ( 89)  456   367

(1) Fully taxable equivalent basis using a 34% tax rate.
























AVERAGE BALANCES, INTEREST and AVERAGE RATES

The following table shows the major consolidated assets and liabilities, together with their respective interest amounts and rates earned or paid by the Company. Cash basis and renegoiated loans are included in the averages to determine an effective yield on all loans. The average balances are principally daily averages (in thousands of dollars):

                                Int.   Avg            Int.   Avg
                                Inc. Yield            Inc. Yield
                      Avg. Bal  Exp   Rate   Avg. Bal Exp.  Rate

                                 1998                 1997
Earning Assets
 Int. bearing deps.     $5,179   302   5.83    $4,035   238  5.90
 Federal Funds sold      9,383   498   5.31     6,084   327  5.37
 U.S. Treasury           2,123   120   5.65     4,854   274  5.64
 U.S. Government        24,843 1,481   5.96    25,852 1,635  6.32
 State & Municipal (1)   6,017   461   7.66     5,202   404  7.77
 Loans, net             49,474 4,768   9.64    46,273 4,384  9.47

Total earning assets    97,019 7,630   7.86    92,300 7,262  7.87
 Cash & due from banks   2,677                  2,014
 Premises & equipment    3,084                  1,092
 Other assets              861                  2,119

Total assets          $103,641                $97,525

Liabilities and
Shareholders Equity
Int. bearing funds
 Savings & NOW        $15,418     456   2.96   $13,063   385  2.95
 Time Dep. $100,000    22,680   1,322   5.83    21,835 1,212  5.55
 Other Time Deps.      44,017   2,442   5.55    41,928 2,358  5.62

Total int. bearing     82,115   4,220   5.14    76,826 3,955  5.15
 Demand deposits       10,690                   10,075
 Accr. interest
 & other liab.            955                      764
Total Liabilities      93,760                   87,665

Shareholders'equity    9,881                     9,860

Total Liabilities &
Sharholders Equity  $103,641                   $97,525

Net int income, taxable
    equivalent basis            3,410                  3,307
Taxable equivalent adjustment     157                    137
                                3,253                  3,170
Spread                                  2.73                  2.73
Net interest yield (1)                  3.51                  3.58

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters voted upon by the shareholders of the Company during the fourth quarter of 1998.

























PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS
     There is no established public trading market for the Company's common stock. The primary market area for the Company's common stock is Evangeline Parish. All sales of the Company's common stock that have come to the attention of management during 1998 and 1997 have occurred at $15-$40 per share. Such prices reflect only those limited number of transactions that have come to the attention of management, and other transactions may have occurred at higher or lower sales prices during the periods indicated. No assurance can be given that such prices represent the actual market value of the Company's common stock.

The approximate number of holders of record of each class of the Company's equity securities as of March 15, 1999 was as follows:

     Title of Class                   Number of Record Holders

Common Stock - $5.00 par value                   464


Dividend History and Restrictions

The Board of Directors has declared cash dividends in 1989, 1990, 1991, 1992, 1993, 1994, 1995, 1996, 1997 and 1998. These dividends were declared and paid to shareholders in December of each year. 1989 dividend - .10 per share, 1990 dividend - .12 per share, 1991 dividend - .15 per share, 1992 dividend - .18 per share, 1993 dividend - .25 per share, 1994 dividend - .50 per share, 1995 dividend - .50 per share, 1996 dividend -.60 per share, 1997
dividend - .70 per share and 1998 dividend - .85 per share.   Management
currently expects that cash dividends will be paid in the future years at approximately the same rate as in the past with a small increase per year, should the profits allow.

Prior approval of the Commissioner of the Louisiana Office of Financial Institutions is required for the Bank to pay dividends if the total of all dividends declared and paid during any one year would exceed the total of net profits of that year combined with the net profits of the immediately preceding year.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information appearing in the Company's 1998 Annual Report is incorporated herein by reference in response to this item.



ITEM 7.  FINANCIAL STATEMENTS
The information appearing in the Company's 1998 Annual Report is incorporated herein by reference in response to this item.


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

     Exhibit 13 - 1998 Annual Report to Shareholders

     Exhibit 27 - Financial Data Schedule

     Other exhibits have been omitted because they are either not applicable or have been filed in previous reports.

(b)  Reports on Form 8-K:
     No reports on Form 8-K were filed during the last quarter of 1998.




















                               SIGNATURES


     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.


     March 27, 1999                        CITIZENS BANCSHARES, INC.
            Date                                  REGISTRANT

     s/Carl W. Fontenot
     Carl W. Fontenot
     President & Director


     s/Wayne Vidrine
     Wayne Vidrine
     Treasurer


     s/Fredrick Phillips
     Fredrick Phillips
     Director


     s/JB Veillon
     J.B. Veillon
     Director


     s/Otis Fontenot
     Otis Fontenot
     Director


     s/Eugene Fontenot
     Eugene S. Fontenot
     Director