Form 10QSB
period 1999-03-31
CITIZENS BANCSHARES INC /LA/
filed 1999-05-14
CIK 715762

U.S. SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                               FORM 10-QSB

             QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934


For Quarter ended March 31, 1999 Commission file number  0-12425

                        Citizens Bancshares, Inc.
    (Exact name of small business issuer as specified in its charter)

          Louisiana                                   72-0759135
(State or other jurisdiction of          (I.R.S. Employer Identification)
incorporation or organization)

             841 West Main Street, Ville Platte, La.  70586
                  (Address of principal executive offices)


Issuer's telephone number, including area code         318-363-5643


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and
(2) had been subject to such filing requirements for the past 90 days.

                           Yes (x)     No ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


                                Number of
  Class of Common Stock     Shares Outstanding             As of

Common Stock $5 Par Value        114,855               March 31, 1999













                      CITIZENS BANCSHARES, INC. AND
                 CITIZENS BANK, VILLE PLATTE, LOUISIANA


                                  INDEX


PART I.  FINANCIAL INFORMATION


     Condensed Consolidated Balance Sheets -
      March 31, 1999 and December 31, 1998

     Condensed Consolidated Statements of Income -
      Three months ended
      March 31, 1999 and March 31, 1998

     Condensed Consolidated Statements of Cash Flows -
      Three months ended March 31, 1999
      and March 31, 1998

     Notes to Consolidated Financial Statements

     Management's Discussion and Analysis of
      Financial Condition and Results of
      Operations


PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings

     Item 6.  Exhibits and Reports on Form 8-K





















PART I.               CITIZENS BANCSHARES, INC. AND
                 CITIZENS BANK, VILLE PLATTE, LOUISIANA

                  CONDENSED CONSOLIDATED BALANCE SHEETS
            MARCH 31, 1999 AND DECEMBER 31, 1998 (UNAUDITED)
                        (in thousands of dollars)


                                             03/30/99        12/31/98
ASSETS
Cash and due from banks                      $ 2,363          $ 1,857
Federal funds sold                            10,820            6,625
              CASH AND CASH EQUIVALENTS       13,183            8,482

Interest-bearing deposits with banks           5,152            5,142
Securities available for sale,
  at fair values                              26,458           26,513
Securities held to maturity, fair values
  of $8,731 & $8,274                           8,615            8,125
                TOTAL SECURITIES              35,073           34,638


Loans receivable, net of allowance for
 loan losses of $1,015 in 1999 and
 $1,001 in 1998                               54,029           52,119
Accrued interest receivable                      939              940
Premises and equipment, net                    3,065            2,979
Foreclosed real estate                           (3)               --
Deferred tax asset                                2                81
Other assets                                     883              743
               TOTAL ASSETS                 $112,323         $105,124


LIABILITIES
Demand deposits                              $10,753          $10,683
Savings, NOW and money-market deposits        19,818           15,351
Time deposits $100,000 or more                21,796           22,674
Other time deposits                           48,241           45,223
               TOTAL DEPOSITS                100,608           93,931

Accrued interest payable                         533              557
Accrued expenses and other liabilities           575              257
               TOTAL LIABILITIES             101,716           94,745

SHAREHOLDERS' EQUITY
Common Stock $5 par value, 300,000
  shares authorized, 114,855 shares
  issued and (145 shares held in
  Treasury Stock)                                575              575
Additional paid-in capital                       825              825
Treasury Stock, @ cost                            (6)              (6)
Retained earnings                              9,216            8,952
Accumulated other comprehensive income            (3)              33
                TOTAL SHAREHOLDERS' EQUITY    10,607           10,379

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $112,323         $105,124


                      CITIZENS BANCSHARES, INC. AND
                 CITIZENS BANK, VILLE PLATTE, LOUISIANA

  CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                THREE MONTHS ENDED MARCH 31, 1999 & 1998
            (in thousands of dollars, except per share data)

                                        THREE MONTHS        THREE MONTHS
                                           ENDED                ENDED
                                          03/31/99            03/31/98

Interest income
  Loans receivable                       $ 1,226              $1,094
  U.S. Treasury Securities                    18                  41
  U.S. Government Agencies                   366                 393
  State & Political Subdivisions              90                  71
  Federal Funds sold                         115                 131
  Deposits with banks                         69                  73
      Total interest income                1,884               1,803

Interest expense
  Deposits
  Savings, NOW and IMMA                       84                 104
  Time deposits $100,000 and more            347                 313
  Other time deposits                        631                 605
      Total interest expense               1,062               1,022

Net interest income                          822                 781
Provision for loan losses                     20                  30

Net interest income after provision
  for loan losses                            802                 751

Noninterest income
  Service charges                            132                 110
  Commission on Insurance                     27                  20
  Other income                                19                  19
      Total noninterest income               178                 149

Noninterest expense
  Salaries & employee benefits               329                 267
  Occupancy & equipment expense              130                 109
  Other expense                              155                 143
      Total noninterest expense              614                 519
Income before income taxes                   366                 381
Income tax expense                           102                 120

Net Income                                $  264              $  261
Net income per share of
 common stock                              $2.30               $ 2.27

Net Income                                $  264              $  261
Other comprehensive income,
  net of tax                                 (36)                (36)

Comprehensive income                      $  228              $  225

                      CITIZENS BANCSHARES, INC AND
                 CITIZENS BANK, VILLE PLATTE, LOUISIANA

       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                           THREE MONTHS ENDED
                    MARCH 31, 1999 AND MARCH 31, 1998

                                                  MARCH     MARCH
                                                30, 1999   30, 1998

Cash flows from operating activities:
  Net Income                                      $   264    $   260
  Adjustments to reconcile net income to
   net cash provided by operating activities -
    Provision for possible loan losses                 20         30
    Depreciation & Amortization                        78         44
    Net (accretion) of investment securities           --         --
    (Gain) on sale of other real estate                --         --
    Decrease in interest receivable                     1        150
    (Increase) in other assets                       (140)      (269)
    (Decrease) in interest payable                    (24)       (36)
    Increase in other liabilities                     318        126
Net cash provided by operating activities             517        305

Cash flows from investing activities:
  Proceeds from maturities and calls of
    investment securities                           1,705      7,155
  Purchase of investment securities                (4,502)    (9,475)
  (Increase) in interest-bearing
    deposits with other banks                         (10)      (395)
  Proceeds from sales of foreclosed real estate        --         --
  Decrease in loans                                    489       656
  Purchase of premises and equipment                 (175)       119
Net cash (used) by investing activities            (2,493)    (1,940)

Cash flows from financing activities:
 Increase in deposits                               6,677      3,570
Net cash provided by financing activities           6,677      3,570

Net increase in cash and cash equivalents           4,701      1,935

Cash and cash equivalents, beginning of year        8,482      8,748

Cash and cash equivalents, end of period          $13,183    $10,683

Cash paid for income taxes                        $   ---    $   ---
Cash paid for interest expense                    $ 1,087    $ 1,058

Foreclosed real estate acquired in
   satisfaction of loans                          $   ---    $    47
Total Increase (decrease) in Fair Value of
     Securities Available for Sale                $   (54)   $   (55)







                      CITIZENS BANCSHARES, INC. AND
                 CITIZENS BANK, VILLE PLATTE, LOUISIANA



PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

     (1) The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The December 31, 1998 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's latest annual report on Form 10-KSB. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full year ending December 31, 1999.



































                     CITIZENS BANCSHARES, INC. AND
                CITIZENS BANK, VILLE PLATTE, LOUISIANA

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            MARCH 31, 1999

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


FINANCIAL CONDITION

Total assets of the Company increased by $7,199,000 or 6.85%, from $105,124,000 at December 31, 1998 to $112,323,000 at March 31, 1999.
The increase is attributable to an increase in loans and deposits.

Earning assets, which include loans, investment securities, federal funds sold, and deposits in other banks were 93.85% of total assets at March 31, 1999.

Loans showed an increase of $1,910,000 or 3.66% at March 31, 1999. In comparing loan catorgies, residential 1-4 family dwelling loans increased $1,904,000 or 33.18% during the first quarter of 1999.

The Bank maintains an allowance for loan losses against which impaired or uncollectible loans are charged. The balance in the allowance for loan losses was $1,015,000 at March 31, 1999, which represents a 1.84% of total loans outstanding on that date. Provisions to the allowance for loan losses, which were charged to net income as of March 31, 1999, totaled $19,500. Management evaluates the adequacy of the allowance for loan losses on a monthly basis by monitoring the balance in total loans as well as the past due, nonaccrual, classified, and other problem loans. On the basis of this evaluation, the allowance for loan losses is considered adequate to meet possible future charges for losses in the existing loan portfolio. At March 31, 1999 past due loans to total loans were 2.21%.






With interest earned on investments securities being one of the primary source of income, investment securities increased by $435,000 or 1.25% at March 31, 1999. The following chart shows what our portfolio is made up of as of March 31, 1999:

               US Treasury Securities         3.71%
               US Government Agencies        28.41%
               Mortgage-Backed Securities    46.55%
               Municipal                    21.33%

As of March 31, 1999, securities classified as "held-to-maturity" had an amortized cost/recorded value of $8,615,000 and a fair value of $8,731,000; securities classified as "available-for-sale" had a fair value of $26,463,000 and an amortized cost of $26,458,000.

With deposits being the bank's primary source of funds, both time and demand, total deposits increased $6,677,000 or 7.11% from $93,931,000 at December 31, 1998 to $112,332,000 at March 31,1999. Money-Market accounts increased by $4,467,000 or 29.10% and time deposits less than $100m increased by $3,018,000 or 6.67%. Time deposits greater than $100m show a slight decrease.

The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate spread between interest-earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Major elements of the Bank's overall liquidity management capabilities and financial resources are (1) core deposits, (2) closely managed maturity structure of loans and deposits, (3) sale and maturity of assets (primarily investment securities), and, if necessary, (4) extensions of credit, including federal funds purchased and securities sold under repurchase agreements. With the Bank's asset/liability management program, most loan and deposit changes can be anticipated without an adverse impact on earnings. As of March 31, 1999, the Bank's liquidity ratio was 45.44%.


RESULTS OF OPERATIONS

For the first quarter of 1999, the bank reported a net income of $264,000 or $2.30 per average share. Net return on assets was 0.97% and net return on equity was 9.18%.

Net interest income is the Bank's principal source of revenue and is measured by the difference between interest income earned on loans and investments and interest expense incurred on deposits. At March 31, 1999, the Bank's net interest margin was 3.12%, a slight decrease from March 31, 1998 which at that time the net interest margin was 3.19%. Net interest income increased $41,000, or 5.25%, in 1999 to $822,000 compared to $781,000 at March 31, 1998. The reason for such increase was a $81,000 or 4.49%, increase in interest income which was offset by a $40,000 or 3.91% increase in interest expense.





Noninterest income, which consists primarily of service charges and fees on financial services increased $29,000 or 19.46% in comparing March 31, 1999 and 1998. Service charge on deposits accounts increased by $22,000 or 20.00%. Effective January 1, 1999, the Bank increased its NSF fees from $15.00 per item to $18.00.

Noninterest expense includes salaries and employee benefits, occupancy and equipment expense, and other expense. Noninterest expense amounted to $614,000 at March 31, 1999, a $95,000 or 18.30% increase from March 31, 1998. Salaries and employee benefits being the main expense showed a $62,000 or 23.22% increase. With the growth that the Bank continues to experience, management welcomes it, however will monitor expenses closely to try and keep cost down.

CAPITAL ADEQUACY

Primary capital (shareholders' equity plus a portion of the allowance for loan losses) as a percent of adjusted total assets is one of the standard measures of capital adequacy used by bank regulators. This and other measurement ratios serve as the underlying basis for evaluating the Bank's capital adequacy and for determining the Bank's insurance fund deposit assessment charges. At March 31, 1999, the Bank's ratios were as follows:

             Capital to Assets      9.70%
             Risk Based Capital    18.90%
             Tier 1 Capital        17.65%
             Leverage Ratio         9.48%

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

As of March 31, 1999, Citizens Bank had substantially completed remediating and obtaining Y2K compliance certifications on its mission critical systems. Testing and validations of mission critical systems are scheduled for completion in early 1999 and monitoring of Year 2000 compliance will be accomplished throughout 1999. Written acknowledgments have been received from all mission critical hardware and software providers, utility and telephone service providers, and date processing service providers assuring timely remediation, testing and validation for Year 2000 compliance.

The Bank expects to continue incurring expense charges related to Year 2000 compliance through the remainder of 1999 ; the majority of costs associated with Year 2000 compliance, however, is the responsibility of the Bank's data processing vendors and service providers. Estimated expenses charges to be borne directly by the Bank will total $3,000 per month through 1999. The Year 2000 expenses will be included in noninteret expense categories and do not include equipment and software scheduled replacement in the ordinary course of business.

The Bank's estimate of Year 2000 investment costs and the estimated time periods set forth above by which the Bank expects to substantially complete mission critical system programming and testing and implementation are based upon management's best current estimates, which were delivered utilizing numerous assumptions about future events.
There can be no guarantee that these estimates will be achieved, and actual results could differ from those anticipated. Because of the critical nature of the Year 2000 issues to our business and to all of the financial services industry, if necessary modifications are not made, the Bank's operations could be materially impacted. Citizens Bank and its data processing vendors remain scheduled to ensure achievement of Year 2000 compliance, therefore, an adverse impact on the Bank's operations is not expected.






























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


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits -  (27) Financial Data Schedule

         (b) The Company has not filed any reports on Form 8-K during the quarter ended March 31, 1999.






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