Form 10QSB
period 1999-06-30
CITIZENS BANCSHARES INC /LA/
filed 1999-07-23
CIK 715762

U.S. SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                               FORM 10-QSB

             QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934


For Quarter ended June 30, 1999 Commission file number  0-12425

                        Citizens Bancshares, Inc.
    (Exact name of small business issuer as specified in its charter)

          Louisiana                                   72-0759135
(State or other jurisdiction of          (I.R.S. Employer Identification)
incorporation or organization)

             841 West Main Street, Ville Platte, LA.  70586
                  (Address of principal executive offices)


Issuer's telephone number, including area code         318-363-5643


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and
(2) had been subject to such filing requirements for the past 90 days.

                           Yes (x)     No ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


                                Number of
  Class of Common Stock     Shares Outstanding             As of

Common Stock $5 Par Value        114,855               June 30, 1999











                      CITIZENS BANCSHARES, INC. AND
                 CITIZENS BANK, VILLE PLATTE, LOUISIANA


                                  INDEX


PART I.  FINANCIAL INFORMATION


     Condensed Consolidated Balance Sheets -
      June 30, 1999 and December 31, 1998

     Condensed Consolidated Statements of Income -
      Six months ended
      June 30, 1999 and June 30, 1998

     Condensed Consolidated Statements of Cash Flows -
      Six months ended June 30, 1999
      and June 30, 1998

     Notes to Consolidated Financial Statements

     Management's Discussion and Analysis of
      Financial Condition and Results of
      Operations


PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings

     Item 4.  Submission of Matters to a Vote of Security Holders

     Item 6.  Exhibits and Reports on Form 8-K





















PART I.               CITIZENS BANCSHARES, INC. AND
                 CITIZENS BANK, VILLE PLATTE, LOUISIANA

                  CONDENSED CONSOLIDATED BALANCE SHEETS
             JUNE 30, 1999 AND DECEMBER 31, 1998 (UNAUDITED)
                        (in thousands of dollars)


                                             06/30/99        12/31/98
ASSETS
Cash and due from banks                      $ 1,926          $ 1,857
Federal funds sold                             8,680            6,625
              CASH AND CASH EQUIVALENTS       10,606            8,482

Interest-bearing deposits with banks           5,448            5,142
Securities available for sale,
  at fair values                              26,871           26,513
Securities held to maturity, fair values
  of $8,910 & $8,274                           8,924            8,125
                TOTAL SECURITIES              35,795           34,638


Loans receivable, net of allowance for
 loan losses of $1,033 in 1999 and
 $1,001 in 1998                               57,778           52,119
Accrued interest receivable                      972              940
Premises and equipment, net                    3,120            2,979
Foreclosed real estate                            --               --
Deferred tax asset                               100               81
Other assets                                     853              743
               TOTAL ASSETS                 $114,672         $105,124


LIABILITIES
Demand deposits                              $11,005          $10,683
Savings, NOW and money-market deposits        18,791           15,351
Time deposits $100,000 or more                23,254           22,674
Other time deposits                           49,754           45,223
               TOTAL DEPOSITS                102,804           93,931

Accrued interest payable                         590              557
Accrued expenses and other liabilities           566              257
               TOTAL LIABILITIES             103,960           94,745

SHAREHOLDERS' EQUITY
Common Stock $5 par value, 300,000
  shares authorized, 114,855 shares
  issued and (145 shares held in
  Treasury Stock)                                575              575
Additional paid-in capital                       825              825
Treasury Stock, @ cost                            (6)              (6)
Retained earnings                              9,513            8,952
Accumulated other comprehensive income          (195)              33
                TOTAL SHAREHOLDERS' EQUITY    10,712           10,379

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $114,672         $105,124


                      CITIZENS BANCSHARES, INC. AND
                 CITIZENS BANK, VILLE PLATTE, LOUISIANA

  CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                  SIX MONTHS ENDED JUNE 30, 1999 & 1998
            (in thousands of dollars, except per share data)

                                       SIX MONTHS          SIX MONTHS
                                         ENDED                ENDED
                                   06/30/99  06/30/98  06/30/99  06/30/98

Interest income
  Loans receivable                 $ 2,575   $ 2,306   $ 1,322   $ 1,166
  U.S. Treasury Securities              35        76        16        35
  U.S. Government Agencies             751       774       385       381
  State & Political Subdivisions       180       146        90        75
  Federal Funds sold                   226       248       111       117
  Deposits with banks                  139       147        70        74
      Total interest income          3,906     3,697     1,994     1,848

Interest expense
  Deposits
  Savings, NOW and IMMA                163       208        79       104
  Time deposits >$100,000              728       659       381       346
  Other time deposits                1,280     1,198       648       593
      Total interest expense         2,171     2,065     1,108     1,043

Net interest income                  1,735     1,632       886       805
Provision for loan losses               47        57        27        27
Net interest income after provision
  for loan losses                    1,688     1,575       859       778

Noninterest income
  Service charges                      260       222       128       112
  Other income                          29        29        10        36
      Total noninterest income         289       251       138       148
Noninterest expense
  Salaries & employee benefits         643       530       315       263
  Occupancy & equipment expense        259       220       129       111
  Other expense                        299       298       144       161

      Total noninterest expense      1,201     1,048       588       535


Income before income taxes             776       778       409       391
Income tax expense                     216       224       114       104
Net Income                         $   560   $   554   $   295   $   287
Net income per share of
 common stock                      $  4.87   $  4.82   $  2.57   $  2.50

Net Income                         $   560   $   554   $   295   $   287
Other comprehensive income,
  net of tax                         ( 228)       25      (195)       61
       Comprehensive income        $   332   $   579   $   100   $   253





                      CITIZENS BANCSHARES, INC AND
                 CITIZENS BANK, VILLE PLATTE, LOUISIANA

       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            SIX MONTHS ENDED
                         JUNE 30, 1999 AND 1998

                                                   JUNE      JUNE
                                                30, 1999   30, 1998

Cash flows from operating activities:
  Net Income                                      $   560    $   547
  Adjustments to reconcile net income to
   net cash provided by operating activities -
    Provision for possible loan losses                 47         58
    Depreciation & Amortization                       121         89
    Net (accretion) of investment securities           38         11
    (Gain) on sale of other real estate                --         --
    (Increase) in interest receivable                 (32)        81
    (Increase) in other assets                       (110)      (249)
    Increase in interest payable                       33         43
    Increase in other liabilities                     309        145
Net cash provided by operating activities             966        725

Cash flows from investing activities:
  Proceeds from maturities and calls of
    investment securities                           2,348     11,610
  Purchase of investment securities                (7,953)   (12,535)
  (Increase) in interest-bearing
    deposits with other banks                        (306)      (394)
  Proceeds from sales of foreclosed real estate        --         --
  Increase in loans                                 (1,520)   (2,514)
  Purchase of premises and equipment                 (284)       (11)
Net cash (used) by investing activities            (7,715)    (3,844)

Cash flows from financing activities:
 Increase in deposits                               8,873      3,756
Net cash provided by financing activities           8,873      3,756

Net increase in cash and cash equivalents           2,124        637

Cash and cash equivalents, beginning of year        8,482      8,748

Cash and cash equivalents, end of period          $10,606    $ 9,385

Cash paid for income taxes                        $   161    $   146
Cash paid for interest expense                    $ 2,138    $ 2,022

Foreclosed real estate acquired in
   satisfaction of loans                          $   ---    $   ---
Total Increase (decrease) in Fair Value of
     Securities Available for Sale                $  (345)   $    38







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



































                     CITIZENS BANCSHARES, INC. AND
                CITIZENS BANK, VILLE PLATTE, LOUISIANA

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             JUNE 30, 1999

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


FINANCIAL CONDITION

Total assets of the Company increased by $9,548,000 or 9.08%, from $105,124,000 at December 31, 1998 to $114,672,000 at June 30, 1999.
Most of this increase is attributed to a $5,659,000 or 10.86% increase in loans. Cash and cash equivalents, which consists of interest-bearing and non-interest bearing deposits and cash on hand, increased by $2,124,000 or 25.04%.

Earning assets, which include loans, investment securities, federal funds sold, and deposits in other banks were 94.04% of total assets at June 30, 1999.

The Bank maintains an allowance for loan losses against which impaired or uncollectible loans are charged. The balance in the allowance for loan losses was $1,033,000 at June 30, 1999, which represents a 1.76% of total loans outstanding on that date. Provisions to the allowance for loan losses, which were charged to net income as of June 30, 1999, totaled $47,000. Management evaluates the adequacy of the allowance for loan losses on a monthly basis by monitoring the balance in total loans as well as the past due, nonaccrual, classified, and other problem loans. On the basis of this evaluation, the allowance for loan losses is considered adequate to meet possible future charges for losses in the existing loan portfolio. At June 30, 1999 the following ratios were:

          Charge-Off Loans to Total Loans            .04%
          Past Due Loans to Total Loans             1.13%
          Classified Loans to Total Loans            .75%




With interest earned on investments securities being one of the primary source of income, investment securities increased by $1,157,000 or 3.34% at June 30, 1999. For the period ending June 30, 1999, the following chart shows what our portfolio consists of:


               US Treasury Securities         2.22%
               US Government Agencies        35.05%
               Mortgage-Backed Securities    40.62%
               Municipal                     22.11%

As of June 30, 1999, securities classified as "held-to-maturity" had an amortized cost/recorded value of $8,924,000 and a fair value of $8,910,000; securities classified as "available-for-sale" had a fair value of $27,165,000 and an amortized cost of $26,871,000.

With deposits being the bank's primary source of funds, both time and demand, total deposits increased $8,873,000 or 9.45% from $93,931,000 at December 31, 1998 to $102,804,000 at June 30, 1999. Money-Market
accounts increased by $3,340,000 or 22.41%, other time deposits increased $4,531,000 or 10.02% and time deposits $100,000 or more also showed a slight increase of $580,000 or 2.56%. At June 30, 1999, $49,754,000 or 48.40%, of the Company's total deposits were other time deposits.

The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate spread between interest-earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Major elements of the Bank's overall liquidity management capabilities and financial resources are (1) core deposits, (2) closely managed maturity structure of loans and deposits, (3) sale and maturity of assets (primarily investment securities), and, if necessary, (4) extensions of credit, including federal funds purchased and securities sold under repurchase agreements. With the Bank's asset/liability management program, most loan and deposit changes can be anticipated without an adverse impact on earnings. As of June 30, 1999, the Bank's liquidity ratio was 41.23%.


RESULTS OF OPERATIONS

The Company reported net income of $560,000 or $4.87 per average share for the period ended June 30, 1999. Net return on assets was 1.00% and net return on equity was 9.43%.

Net interest income is the Bank's principal source of revenue and is measured by the difference between interest income earned on loans and investments and interest expense incurred on deposits. At June 30, 1999, the Bank's net interest margin was 3.11%, a slight decrease from June 30, 1998 which at that time the net interest margin was 3.21%. Management is aware of the decrease and continues to monitor growth, income and expenses.





Noninterest income, which consists primarily of service charges and fees on financial services increased $38,000 or 15.14% in comparing June 30, 1999 to June 30, 1998. With the 3% growth in demand deposits, more monthly service charges are generated and effective January 1, 1999, the Bank increased its NSF fees from $15.00 per item to $18.00 per item. In comparing June 30, 1999 to June 30, 1998 on NSF charges, June 30, 1999 shows a $20,000 increase.

Noninterest expense includes salaries and employee benefits, occupancy and equipment expense, and other expense. Noninterest expense amounted to $1,201,000 at June 30, 1999, a $153,000 or 14.60% increase from June
30, 1998. Salaries and employee benefits being the main expense showed an increase of $133,000 or 21.32%.

CAPITAL ADEQUACY

Primary capital (shareholders' equity plus a portion of the allowance for loan losses) as a percent of adjusted total assets is one of the standard measures of capital adequacy used by bank regulators. This and other measurement ratios serve as the underlying basis for evaluating the Bank's capital adequacy and for determining the Bank's insurance fund deposit assessment charges. At June 30, 1999, the Bank's ratios were as follows:

             Capital to Assets      9.61%
             Risk Based Capital    18.57%
             Tier 1 Capital        17.32%
             Leverage Ratio         9.57%

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

As of June 30, 1999, Citizens Bank had substantially completed remediating and obtaining Y2K compliance certifications on its mission critical systems. Testing and validations of mission critical systems are scheduled for completion in early 1999 and monitoring of Year 2000 compliance will be accomplished throughout 1999. Written acknowledgments have been received from all mission critical hardware and software providers, utility and telephone service providers, and date processing service providers assuring timely remediation, testing and validation for Year 2000 compliance.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         Pursuant to a notice of meeting mailed March 8, 1999 accompanied by a proxy statement, the annual meeting of shareholders was held April 8, 1999. Proxies for the annual meeting were solicited pursuant to Regulation 14A. There was no solicitation in opposition to management's nominees for the Board of Directors as listed in the Proxy Statement. All of the following nominees were duly nominated and elected:

                    Carl W. Fontenot        Otis Fontenot
                    Joseph Jake Fontenot    J.B. Veillon
                    Curley Courville        Fredrick Phillips
                    Eugene Fontenot         Roderick Young
                    Jules Hebert

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits -  (27) Financial Data Schedule

         (b) The Company has not filed any reports on Form 8-K during the quarter ended June 30, 1999.






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