Form 10QSB
period 1999-09-30
CITIZENS BANCSHARES INC /LA/
filed 1999-10-28
CIK 715762

U.S. SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                               FORM 10-QSB

             QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934


For Quarter ended September 30, 1999 Commission file number  0-12425

                        Citizens Bancshares, Inc.
    (Exact name of small business issuer as specified in its charter)

          Louisiana                                   72-0759135
(State or other jurisdiction of          (I.R.S. Employer Identification)
incorporation or organization)

             841 West Main Street, Ville Platte, LA.  70586
                  (Address of principal executive offices)


Issuer's telephone number, including area code         318-363-5643


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and
(2) had been subject to such filing requirements for the past 90 days.

                           Yes (x)     No ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


                                Number of
  Class of Common Stock     Shares Outstanding             As of

Common Stock $5 Par Value        114,855               Sept 30, 1999











                      CITIZENS BANCSHARES, INC. AND
                 CITIZENS BANK, VILLE PLATTE, LOUISIANA


                                  INDEX


PART I.  FINANCIAL INFORMATION


     Condensed Consolidated Balance Sheets -
      Sept 30, 1999 and December 31, 1998

     Condensed Consolidated Statements of Income -
      Nine months ended
      Sept 30, 1999 and Sept 30, 1998

     Condensed Consolidated Statements of Cash Flows -
      Nine months ended Sept 30, 1999
      and Sept 30, 1998

     Notes to Consolidated Financial Statements

     Management's Discussion and Analysis of
      Financial Condition and Results of
      Operations


PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings

     Item 6.  Exhibits and Reports on Form 8-K





















PART I.               CITIZENS BANCSHARES, INC. AND
                 CITIZENS BANK, VILLE PLATTE, LOUISIANA

                  CONDENSED CONSOLIDATED BALANCE SHEETS
             SEPT 30, 1999 AND DECEMBER 31, 1998 (UNAUDITED)
                        (in thousands of dollars)


                                             09/30/99        12/31/98
ASSETS
Cash and due from banks                      $ 2,412          $ 1,857
Federal funds sold                             9,025            6,625
              CASH AND CASH EQUIVALENTS       11,437            8,482

Interest-bearing deposits with banks           5,349            5,142
Securities available for sale,
  at fair values                              24,594           26,513
Securities held to maturity, fair values
  of $9,894 & $8,274                           9,940            8,125
                TOTAL SECURITIES              34,534           34,638


Loans receivable, net of allowance for
 loan losses of $1,063 in 1999 and
 $1,001 in 1998                               59,309           52,119
Accrued interest receivable                      998              940
Premises and equipment, net                    3,074            2,979
Foreclosed real estate                            31               --
Deferred tax asset                               144               81
Other assets                                     883              743
               TOTAL ASSETS                 $115,759         $105,124


LIABILITIES
Demand deposits                              $10,308          $10,683
Savings, NOW and money-market deposits        19,090           15,351
Time deposits $100,000 or more                24,362           22,674
Other time deposits                           49,853           45,223
               TOTAL DEPOSITS                103,613           93,931

Accrued interest payable                         625              557
Accrued expenses and other liabilities           593              257
               TOTAL LIABILITIES             104,831           94,745

SHAREHOLDERS' EQUITY
Common Stock $5 par value, 300,000
  shares authorized, 114,855 shares
  issued and (145 shares held in
  Treasury Stock)                                575              575
Additional paid-in capital                       825              825
Treasury Stock, @ cost                            (6)              (6)
Retained earnings                              9,813            8,952
Accumulated other comprehensive income          (279)              33
                TOTAL SHAREHOLDERS' EQUITY    10,928           10,379

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $115,759         $105,124


                      CITIZENS BANCSHARES, INC. AND
                 CITIZENS BANK, VILLE PLATTE, LOUISIANA

  CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                 NINE MONTHS ENDED SEPT 30, 1999 & 1998
            (in thousands of dollars, except per share data)

                                       NINE MONTHS         THREE MONTHS
                                         ENDED                ENDED
                                   09/30/99  09/30/98  09/30/99  09/30/98

Interest income
  Loans receivable                 $ 3,889   $ 3,524   $ 1,370   $ 1,263
  U.S. Treasury Securities              40       101         6        26
  U.S. Government Agencies           1,135     1,115       383       341
  State & Political Subdivisions       275       222        95        76
  Federal Funds sold                   340       390       114       143
  Deposits with banks                  213       228        74        80
      Total interest income          5,892     5,580     2,042     1,929

Interest expense
  Deposits
  Savings, NOW and IMMA                246       332        83       124
  Time deposits >$100,000            1,119     1,015       391       356
  Other time deposits                1,942     1,811       662       613
      Total interest expense         3,307     3,158     1,136     1,093

Net interest income                  2,585     2,422       906       836
Provision for loan losses               78        88        31        30
Net interest income after provision
  for loan losses                    2,507     2,334       875       806

Noninterest income
  Service charges                      403       344       143       123
  Other income                         123       114        38        38
      Total noninterest income         526       458       181       161
Noninterest expense
  Salaries & employee benefits         993       842       349       311
  Occupancy & equipment expense        398       339       140       119
  Other expense                        451       449       152       152
      Total noninterest expense      1,842     1,630       641       582


Income before income taxes           1,191     1,162       415       385
Income tax expense                     330       327       114       103
Net Income                         $   861   $   835   $   301   $   282
Net income per share of
 common stock                      $  7.49   $  7.27   $  2.62   $  2.45

Net Income                         $   861   $   835   $   301   $   282
Other comprehensive income,
  net of tax                         ( 312)       24      ( 84)      ( 1)
       Comprehensive income        $   549   $   859   $   217   $   281





                      CITIZENS BANCSHARES, INC AND
                 CITIZENS BANK, VILLE PLATTE, LOUISIANA

       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            NINE MONTHS ENDED
                         SEPT 30, 1999 AND 1998

                                                  SEPT       SEPT
                                                30, 1999   30, 1998

Cash flows from operating activities:
  Net Income                                      $   861    $   829
  Adjustments to reconcile net income to
   net cash provided by operating activities -
    Provision for possible loan losses                 78         87
    Depreciation & Amortization                       181        133
    Net (accretion) of investment securities           52         24
    (Gain) on sale of other real estate                --         --
    (Increase) decrease in int receivable             (58)        51
    (Increase) in other assets                       (140)      (258)
    Increase in interest payable                       68         20
    Increase in other liabilities                     336        138
Net cash provided by operating activities           1,378      1,024

Cash flows from investing activities:
  Proceeds from maturities and calls of
    investment securities                           3,577     15,026
  Purchase of investment securities                (9,368)   (16,683)
  (Increase) in interest-bearing
    deposits with other banks                        (207)      (780)
  Proceeds from sales of foreclosed real estate        --         --
  Increase in loans                                (1,815)    (3,308)
  Purchase of premises and equipment                 (292)      (207)
Net cash (used) by investing activities            (8,105)    (5,952)

Cash flows from financing activities:
 Increase in deposits                               9,682      7,653
Net cash provided by financing activities           9,682      7,653

Net increase in cash and cash equivalents           2,955      2,725

Cash and cash equivalents, beginning of year        8,482      8,748

Cash and cash equivalents, end of period          $11,437    $11,473

Cash paid for income taxes                        $   284    $   271
Cash paid for interest expense                    $ 3,239    $ 3,138

Foreclosed real estate acquired in
   satisfaction of loans                          $    31    $   ---
Total Increase (decrease) in Fair Value of
     Securities Available for Sale                $  (473)   $    37







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



































                     CITIZENS BANCSHARES, INC. AND
                CITIZENS BANK, VILLE PLATTE, LOUISIANA

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          SEPTEMBER 30, 1999

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


FINANCIAL CONDITION

Total assets of the Company increased by $10,635,000 or 10.12%, from $105,124,000 at December 31, 1998 to $115,759,000 at September 30, 1999.
Most of the increase is attributed to loans which had a $7,190,000 or 13.80% increase. Federal Funds also increased by $2,400,000 or 36.23%.


Earning assets, which include loans, investment securities, federal funds sold, and deposits in other banks were 94.14% of total assets at September 30, 1999.

The Bank maintains an allowance for loan losses against which impaired or uncollectible loans are charged. The balance in the allowance for loan losses was $1,063,000 at September 30, 1999, which represents a 1.76% of total loans outstanding on that date. Provisions to the allowance for loan losses, which were charged to net income as of September 30, 1999, totaled $78,000. Management evaluates the adequacy of the allowance for loan losses on a monthly basis by monitoring the balance in total loans as well as the past due, nonaccrual, classified, and other problem loans. On the basis of this evaluation, the allowance for loan losses is considered adequate to meet possible future charges for losses in the existing loan portfolio. At September 30, 1999 the following ratios were:

          Charge-Off Loans to Total Loans            .05%
          Past Due Loans to Total Loans             1.94%
          Classified Loans to Total Loans            .72%




Another primary source of income is interest earned on investment securities. The Bank's investment objectives and activities are guided by a written investment policy. At September 30, 1999, investment securities showed a slight decrease of $104,000 or .30% from December
30, 1998.   Of the total portfolio, $2,489,000 or 7.22% will mature
within one (1) year, $27,385,000 or 79.42% mature within five (5) years and $4,606,000 or 13.36% mature within ten (10) years. The following charts shows a break-down of the Bank's portfolio:


               US Treasury Securities         1.00%
               US Government Agencies        37.32%
               Mortgage-Backed Securities    36.26%
               Municipal                     25.42%

At of September 30, 1999, securities classified as "held-to-maturity" had an amortized cost/recorded value of $9,940,000 and a fair value of $9,894,000; securities classified as "available-for-sale" had a fair value of $25,018,000 and an amortized cost of $24,594,000.

With deposits being the bank's primary source of funds, both time and demand, total deposits increased $9,682,000 or 10.31% from $93,931,000 at December 31, 1998 to $103,613,000 at September 30, 1999. Money-Market accounts increased by $3,440,000 or 22.41% and time deposits increase $5,111,000 or 7.53%.

The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate spread between interest-earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Major elements of the Bank's overall liquidity management capabilities and financial resources are (1) core deposits, (2) closely managed maturity structure of loans and deposits, (3) sale and maturity of assets (primarily investment securities), and, if necessary, (4) extensions of credit, including federal funds purchased and securities sold under repurchase agreements. With the Bank's asset/liability management program, most loan and deposit changes can be anticipated without an adverse impact on earnings. At September 30, 1999, the Bank's liquidity ratio was 39.83%.


RESULTS OF OPERATIONS

The Company reported net income of $861,000 or $7.49 per average share for the period ended September 30, 1999. Net return on assets was 1.02% and net return on equity was 9.39%.

Net interest income is the Bank's principal source of revenue and is measured by the difference between interest income earned on loans and investments and interest expense incurred on deposits. At September 30, 1999, the Bank's net interest margin was 3.14%, a slight decrease from September 30, 1998 which at that time the net interest margin was 3.22%. Management is aware of the decrease and continues to monitor growth, income and expenses.



Noninterest income, which consists primarily of service charges and fees on financial services increased $59,000 or 17.15% in comparing September 30, 1999 to September 30, 1998. With the growth in demand deposits, more monthly service charges are generated which reflects a $19,000
increase from September 30, 1998.   Effective January 1, 1999, the Bank
increased its NSF fees from $15.00 per item to $18.00 per item. In comparing year to date totals at September 30, 1999 to September 30, 1998, NSF charges at September 30, 1999 show a $35,000 increase.

Noninterest expense includes salaries and employee benefits, occupancy and equipment expense, and other expense. Noninterest expense amounted to $1,842,000 at September 30, 1999, a $212,000 or 13.00% increase from
September 30, 1998. Salaries and employee benefits being the main expense showed an increase of $151,000 or 17.93%.

CAPITAL ADEQUACY

Primary capital (shareholders' equity plus a portion of the allowance for loan losses) as a percent of adjusted total assets is one of the standard measures of capital adequacy used by bank regulators. This and other measurement ratios serve as the underlying basis for evaluating the Bank's capital adequacy and for determining the Bank's insurance fund deposit assessment charges. At September 30, 1999, the Bank's ratios were as follows:

             Capital to Assets      9.61%
             Risk Based Capital    18.72%
             Tier 1 Capital        17.47%
             Leverage Ratio         9.74%

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

As of September 30, 1999, Citizens Bank had substantially completed remediating and obtaining Y2K compliance certifications on its mission critical systems. Testing and validations of mission critical systems are scheduled for completion in early 1999 and monitoring of Year 2000 compliance will be accomplished throughout 1999. Written acknowledgments have been received from all mission critical hardware and software providers, utility and telephone service providers, and date processing service providers assuring timely remediation, testing and validation for Year 2000 compliance.

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

As of September 30, 1999, the Bank's Y2K Business Resumption Plan testing was done and audited, with no problems to report.




























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

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits -  (27) Financial Data Schedule

         (b) The Company has not filed any reports on Form 8-K during the quarter ended September 30, 1999.






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