Form 10KSB
period 1999-12-31
CITIZENS BANCSHARES INC /LA/
filed 2000-03-10
CIK 715762

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-KSB

     (Mark One)

(X)   ANNUAL  REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934 (Fee Required)

           For the Fiscal Year Ended December 31, 1999

( )  TRANSACTION  REPORT  UNDER SECTION  13  OR  15  (d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

    For the transition period from __________  to __________

                 Commission file number  0-12425

                    CITIZENS BANCSHARES, INC.
         (Name of small business issuer in its charter)

          Louisiana                     72-0759135
(State or other jurisdiction          (IRS Employer
     of incorporation or          Identification Number)
        organization)

     Post Office Box 598
   Ville Platte, Louisiana              70586-0598
    (Address of principal               (Zip Code)
     executive offices)

            Issuer's telephone number: (337) 363-5643

 Securities registered under Section 12(b) of the Exchange Act:

                                  Name of each exchange
    Title of each class:          on which registered:
            None                          None


 Securities registered under Section 12 (g) of the Exchange Act:

            Common Stock,  $5.00 par value per share
                        (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  x     No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (x)

State issuer's revenues for its most recent year. $8,688,000

State the aggregate market value of the voting stock held by non-
affiliates* of the issuer as of January 26, 2000 (based on $40.00 per share).
                           $2,121,280

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practical date.

                 Common Stock, $5.00 par value,
       114,855 shares outstanding as of January 26, 2000.

              DOCUMENTS INCORPORATED BY REFERENCE:

                                       Part of Form 10-KSB
  Documents Incorporated             into which Incorporated
Definitive Proxy Statement                  Part III
   for the 2000 Annual
 Meeting of Shareholders

  1999 Annual Report to                      Part II
       Shareholders

Transitional Small Business Disclosure Format: yes     no  x  .


* For the purpose of this computation only, shares held by directors, executive officers and principal shareholders have been excluded.










PART I

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

Furthermore, due to the enactment of the Gramm-Leach-Bliley Financial Modernization Act (the "Gramm-Leach-Bliley Act") in 1999, which repealed certain provisions of the Glass-Steagall Act and amended certain provisions of the Bank Holding Company Act, the Bank will also face competition from a newly-authorized entity, the Financial Holding Company (an "FHC"). An FHC may be formed through either the affiliation of one or more banks or their holding companies, insurance companies and/or securities firms, or a present bank holding company electing to convert to an FHC by meeting stated Capital and management qualification standards. An FHC may engage in a wide range of activities deemed by the statute to be financial in nature, or incidental or complementary to such activity as determined by the Federal Reserve Board and the United States Treasury Department (the "Treasury Department"), subject to certain activity asset size limitations, capital and management qualification standards and regulatory approval.

Additionally, the Gramm-Leach-Bliley Act amends the National Bank Act to provide for nationally-charted banks to own and operate "financial subsidiaries" which may engage in the activities allowed for an FHC. State-charted financial institutions, such as Citizens Bank, are given companion authority through Gramm-Leach-Bliley amendments to the Federal Deposit Insurance Act. However, Louisiana banking law must also authorize such investment or activity, a requirement that is not present for national banks. Thus, there may be activities allowed for national bank financial subsidiaries that may not be available to state-chartered bank financial subsidiaries.

EMPLOYEES

As of December 31, 1999, the Company and the Bank had approximately 47 full-time equivalent employees. The Company has no salaried employees, although certain executive officers hold parallel positions with the Bank. No employees are represented by unions or other bargaining units, and management considers its relations with employees to be satisfactory.

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

Additionally, the Gramm-Leach-Bliley Act sets forth the permissible activities an FHC may conduct and the qualifications necessary for both the initial formation of an FHC and the conversion of a current bank holding company into an FHC. The Federal Reserve Board has promulgated an administrative regulation, which sets forth the particular capital and management qualifications and other procedural requirements relative to the formation and operations of an FHC. The Gramm-Leach-Bliley Act designates the Federal Reserve Board as the primary "umbrella supervisor" of an FHC, with the proper State authority and other federal financial regulatory agencies serving as "functional regulators" over the activities of the various FHC affiliates. Furthermore, the Treasury Department retains a veto over specific Federal Reserve Board determinations and the Federal Deposit Insurance Corporation retains a supervisory role if the FHC affiliate's activity is deemed to affect the deposit insurance fund.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (the "1991 Act") subject bank holding companies as well as banks to significantly increased regulation and supervision. Among other things, the 1991 Act provides that undercapitalized institutions, as defined by regulatory authorities, must submit recapitalization plans, and a parent company of such an institution must either (1) guarantee the institution's compliance with the capital plan, up to an amount equal to the lesser of five percent of the institution's assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan, or (2) suffer certain adverse consequences such as a prohibition of dividends by the parent company to its shareholders.

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

The 1991 Act and regulations promulgated thereunder classify banks into five categories generally relating to their regulatory capital ratios and institute a system of supervisory actions indexed to a bank's particular classification. Generally, banks that are classified as "well capitalized," or "adequately capitalized" are not subject to the supervisory actions specified in the 1991 Act for prompt corrective action, but may be restricted from taking certain actions that will lower their classification. Banks classified as "undercapitalized,"
"significantly       undercapitalized,"      or       "critically
undercapitalized" are subject to restrictions in supervisory actions of increasing stringency based on the level of classification.

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


SUPPLEMENTAL FINANCIAL INFORMATION

Supplemental financial information for Citizens Bancshares,  Inc.
and subsidiary is set forth below and on the following pages:

INVESTMENT SECURITIES

Maturities and weighted average yields on investments as of December 31, 1999 (in thousands of dollars):


                                 Held to        Available
                                Maturity        for Sale
U.S. Treasury securities
 Within 1 year                    $0      0%      $0      0%
 After 1 but within 5 years        0       0       0       0
Subtotals                          0       0       0       0

U.S. Government Securities
 Within 1 year                   500    6.18     962    5.42
 After 1 but within 5 years        0       0  13,258    5.88
Subtotals                        500    6.18  14,220    5.85

State & political
subdivisions
 Within 1 year                 1,107    4.77       0       0
 After 1 but within 5 years    5,409    4.40       0       0
 After 5 but within 10 years   2,261    4.75       0       0
Subtotals                      8,777    4.67       0       0

Mortgage-backed securities       624    5.39  11,348    6.00

Totals                        $9,901   4.80% $25,568   5.92%


The above weighted average yield on tax-exempt obligations are not computed on a tax-equivalent basis. Yields on available for sale securities are computed on historical amortized cost.

No securities of any single issuer which totaled 10% or more of shareholders equity were held at December 31, 1999.

LOANS

A distribution of the loan portfolio at December 31, 1999 and 1998 is summarized as follows (in thousands of dollars):

                                1999                1998
Commercial                $15,346    26.06%   $11,935    22.90%
Real Estate Mortgage       25,544     43.42    24,072     46.19
Agricultural                6,687     11.37     6,507     12.48
Consumer                   12,731     21.64    11,117     21.33
Overdrafts                     22      0.04        25      0.05
Gross loans                60,330    102.53    53,656    102.95
Unearned income             (459)     (.78)     (536)    (1.03)
Allowance for loan loss   (1,029)    (1.75)   (1,001)    (1.92)
Net loans                 $58,842   100.00%   $52,119   100.00%

LOAN MATURITY AND INTEREST RATE SENSITIVITY

Maturities of commercial and agricultural loans at December 31, 1999 are summarized below (in thousands of dollars):

                                            Over      Over
                                One Year   One to     Five
                       Total    or Less   Five Yrs   Years

Commercial             $15,346    $9,947    $4,750      $649
Agricultural             6,687     4,659     1,431       597

Commercial and Agricultural loans due after one (1) year that have fixed and adjustable rates are as follows (in thousands of dollars):

                                 Fixed    Adjustable
                       Total     Rates       Rates

Commercial              $6,236    $6,236           $0
Agricultural             1,775     1,557          218

INTEREST RATE SENSITIVITY AND LIQUIDITY

The following table shows the interest rate sensitivity gaps for different time periods and the cumulative interest rate sensitivity gaps for the same periods as of December 31, 1999. Loans for which the accrual of interest has been discontinued and overdrafts have not been included (in thousands of dollars).

                                  1-3        4-6       7-12
                      Float     Months     Months     Months

Securities                 $0     $2,198     $1,484     $4,884
Fixed Loans               555      6,309      5,801      9,228
Floating Loans            691      1,278        873        810
Fed Funds & CD's        6,225      2,674      2,378        198
Totals                  7,471     12,459     10,536     15,120

CD & IRA > 100M             0     11,072      2,915      6,298
CD & IRS < 100M           903     18,045     10,779     13,022
IMM Accounts            4,034          0          0          0
Christmas Club              0          0          0         50
Savings/Now Accts         466          0          0          0
Totals                  5,403     29,117     13,694     19,370

Gap                     2,068   (16,658)    (3,158)    (4,250)

Cumulative Gap         $2,068  ($14,590)  ($17,748)  ($21,998)

                      13-18      19-24     Over 2
                     Months     Months      Years      Total

Securities             $1,255     $1,749    $24,421    $35,991
Fixed Loans             4,990      5,418     17,416     49,717
Floating Loans            355        372      5,606      9,985
Fed Funds & CD's            0          0          0     11,475
Totals                  6,600      7,539     47,443    107,168

CD & IRA > 100M         1,700      1,963        717     24,665
CD & IRA < 100M         3,515      2,235      1,178     49,677
IMM Accounts                0          0          0      4,034
Christmas Club              0          0          0         50
Savings/Now Accts           0          0     12,178     12,644
Totals                  5,215      4,198     14,073     91,070

Gap                     1,385      3,341     33,370     16,098

Cumulative Gap      ($20,613)  ($17,272)    $16,098         $0

RISK ELEMENTS

The following summarizes nonperforming loans at December 31, 1999 and 1998 (in thousands of dollars):

                                      1999         1998

Nonaccrual loans                          $168         $136
Loans past due 90 days or more as
 to principal or interest and
 still accruing interest                   107          142
Restructured loans not included
  above                                    191          210
Totals                                    $466         $488

Interest on such loans, had they remained current and in accordance with their original terms, would have been (in thousands of dollars):

                                      1999         1998

Nonaccrual loans                            $9           $4
Restructured loans                          16           23
Totals                                     $25          $27

Interest collected on nonaccrual and restructured loans amounted to $12,800 for 1999 and $6,300 for 1998.

Other nonperforming assets are(in thousands of dollars):

                                      1999         1998
Real estate & other assets
acquired in satisfaction of loans          $79          $47

Citizens Bank follows a close policy in scrutinizing past due loans and their placement in nonaccrual status, as dictated by the Bank's loan policy. Policy dictates that any loan delinquent for a period of ninety (90) days, unless the collateral supporting the loan is sufficient to cover the accrued interest in addition to the principal balance and in process of collection, will be placed in nonaccrual status. Such loans are not charged-off; however, interest is no longer accrued. Accrued interest is charged against either interest income or the allowance for possible loan losses at the time a loan becomes nonaccrual, depending on the reporting period in which such interest had accrued. The officers' Loan Committee reviews the Bank's nonaccrual listing monthly and determines whether a loan should remain on nonaccrual status, be returned to accruing status, or be charged-off. The Board of Directors is provided a listing of nonaccrual loans at its monthly meetings. After review, the Board recommends to management to take any appropriate steps for collection and/or measures to protect the Bank's position.

A detail of the activity in the allowance for possible loan losses for the past two (2) years and its relationship to year-end loans outstanding follows (in thousands of dollars):

                                          1999      1998
Allowance for possible loan losses at
  January 1                               $1,001      $937
Loans charged off:
Commercial                                     0         1
Credit cards                                  13        15
Real estate - mortgage                        37         9
Agricultural                                   0         0
Consumer                                      50        45
Other (overdrafts)                             4         5
  Total charged off                          104        75

Recoveries:
Commercial                                     0         1
Credit cards                                   8         6
Real estate - mortgage                         3         2
Agricultural                                   0         6
Consumer                                      11        18
Other (overdrafts)                             2         3
  Total recoveries                            24        36

Net loans charged off                         80        39
Provision charged to operating expense       108       103

Allowance for possible loan losses at
  December 31                             $1,029    $1,001

Loans outstanding at December 31         $59,871   $53,120

Average loans outstanding for the year   $57,726   $50,443

Ratio of net charge-offs to average
  loans outstanding                        0.14%     0.08%

Ratio of allowance to loans
  outstanding at year end                  1.72%     1.88%

The provision for possible loan losses which is charged to income from operations is based upon the changes in the loan portfolio, the amount of net loan losses incurred and management's estimates of potential future losses based on several factors including, but not limited to, current economic conditions, loan portfolio composition, nonaccrual loans, problem loans, and prior loan loss experience. The provision for loan losses was $108,000 in 1999 and $102,500 in 1998.

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

An allocation of the allowance for possible loan losses by major categories of loans follows (in thousands of dollars):

                      1999                    1998
                         Percent of              Percent of
                          loans in                loans in
                            each                    each
             Allowance    category    Allowance   category
                             to                      to
               Amount       total      Amount       total
                            loans                   loans

Commercial       $    0       25.44%      $   14      22.24%
Real estate         369       42.34%         121      44.86%
Agriculture         124       11.08%         204      12.13%
Installment         492       21.10%         598      20.72%
Other                44        0.04%          64       0.05%

Totals           $1,029      100.00%      $1,001     100.00%

Deposits

The following is a distribution of average deposits for the two years ended December 31 (in thousands of dollars):

                                          1999      1998

Demand deposits                          $10,903   $10,690
Savings and NOW accounts                  18,615    15,418
Time deposits $100,000 and more           23,213    22,680
Other time deposits                       48,910    44,017
Totals                                  $101,641   $92,805

The following is a maturity distribution of certificates of deposit $100,000 and more as of December 31 (in thousands of dollars):

                                          1999      1998

Three months and under                    $6,405   $10,173
Over three months through six months       7,433     5,917
Over six months through twelve months      6,447     3,820
Over twelve months                         4,380     2,764
Totals                                   $24,665   $22,674

Return on Equity and Assets

                                          1999      1998

Return on average assets                   1.00%     0.99%
Return on average equity                  10.58%    10.35%
Dividend payout ratio                     10.16%     9.55%
Average equity to average assets           9.43%     9.53%

Rate/Volume Analysis

A comparative analysis of the increases and decreases in the major categories of interest income and expense resulting from changes in rate and volume for the periods indicated follows. Changes, which are not due solely to rate or volume, have been allocated proportionally.

                                    1999/1998 Due to
(In thousands of dollars)       Rate     Volume    Total
Interest-earning assets:
  Interest-bearing deposits      $(18)        $8     $(10)
  Federal funds sold              (34)       (5)      (39)
  US Treasury securities             2      (80)      (78)
  US Government agencies          (59)        93        34
  State and municipal(1)          (36)       147       111
  Loans, net                     (169)       694       525
Total interest income(1)         (314)       857       543

Interest-bearing funds:
  Savings and NOW accounts         (9)        90        81
  Time deposits >or=              (50)        31      (19)
$100,000
  Other time deposits            (100)       264       164
Total interest expense           (159)       385       226

Net interest income(1)          $(155)      $472      $317

                                    1998/1997 Due to
(In thousands of dollars)       Rate     Volume    Total
Interest-earning assets:
  Interest-bearing deposits       $(3)       $67       $64
  Federal funds sold               (4)       175       171
  US Treasury securities             0     (154)     (154)
  US Government agencies          (92)      (62)     (154)
  State and municipal(1)           (6)        63        57
  Loans, net                        77       307       384
Total interest income(1)          (28)       396       368

Interest-bearing funds:
  Savings and NOW accounts           1        70        71
  Time deposits >or=                62        48       110
$100,000
  Other time deposits             (32)       116        84
Total interest expense              31       234       265

Net interest income(1)           $(59)      $162      $103

(1) = Fully taxable equivalent basis using a 34% tax rate.

AVERAGE BALANCES, INTEREST AND AVERAGE RATES

The following table shows the major consolidated assets and liabilities, together with their respective interest amounts and rates earned or paid by the company. Cash basis and renegotiated loans are included in the averages to determine an effective yield on all loans. The average balances are principally daily averages (in thousands of dollars):

                                            1999
                                          Interest    Average
                                Average    Income/    Yield/
                                Balance    Expense     Rate
Earning Assets
 Interest Bearing Deposits        $5,324       $292      5.48%
 Federal Funds Sold                9,295        459       4.94
 U.S. Treasury                       731         42       5.75
 U.S. Government                  26,455      1,515       5.73
 State & Municipal (1)             8,056        572       7.10
 Loans, net                       56,706      5,273       9.30
Total Earning Assets             106,567      8,153       7.65
 Cash & Due from Banks             2,276
 Premises & Equipment              3,081
 Other Assets                      1,529

Total Assets                    $113,453

Liabilities &
Shareholders Equity
Interest Bearing funds
 Savings & Now                   $18,615        540       2.90
 Time Deposit $100,000            23,213      1,303       5.61
 Other Time Deposits              48,910      2,608       5.33
Total Int. Bearing                90,738      4,451       4.91
 Demand Deposits                  10,903
 Accrued Interest &
 Other Liabilities                   971
Total Liabilities                102,612
Shareholder's Equity              10,841

Total Liabilities &
Shareholders Equity             $113,453

Net Interest Income, Taxable
 equivalent basis                             3,702
Taxable equivalent adjustment                 (195)
Net interest income, actual                  $3,507

Spread                                                   2.74%
Net interest yield (1)                                   3.50%

                                            1998
                                          Interest    Average
                                Average    Income/    Yield/
                                Balance    Expense     Rate
Earning Assets
 Interest Bearing Deposits        $5,179       $302      5.83%
 Federal Funds Sold                9,383        498       5.31
 U.S. Treasury                     2,123        120       5.65
 U.S. Government                  24,843      1,481       5.96
 State & Municipal (1)             6,017        461       7.66
 Loans, net                       49,474      4,768       9.64
Total Earning Assets              97,019      7,630       7.86
 Cash & Due from Banks             2,677
 Premises & Equipment              3,084
 Other Assets                        861

Total Assets                    $103,641

Liabilities &
Shareholders Equity
Interest Bearing funds
 Savings & Now                   $15,418        456       2.96
 Time Deposit $100,000            22,680      1,322       5.83
 Other Time Deposits              44,017      2,442       5.55
Total Int. Bearing                82,115      4,220       5.14
 Demand Deposits                  10,690
 Accrued Interest &
 Other Liabilities                   955
Total Liabilities                 93,760
Shareholder's Equity               9,881

Total Liabilities &
Shareholders Equity             $103,641

Net Interest Income, Taxable
 equivalent basis                             3,410
Taxable equivalent adjustment                 (157)
Net interest income, actual                  $3,253

Spread                                                   2.74%
Net interest yield (1)                                   3.51%

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters voted upon by the shareholders of the Company during the fourth quarter of 1999.


PART II

ITEM  5.   MARKET  FOR  REGISTRANT'S COMMON  EQUITY  AND  RELATED
STOCKHOLDER MATTERS

There is no established public trading market for the Company's common stock. The primary market area for the Company's common stock is Evangeline Parish. All sales of the Company's common stock that have come to the attention of management during 1999 have occurred at $40 per share, and during 1998 ranged from a low of $18 to a high of $40. Such prices reflect only those limited number of transactions that have come to the attention of management, and other transactions may have occurred at higher or lower sales prices during the periods indicated. No assurance can be given that such prices represent the actual market value of the Company's common stock.

The approximate number of holders of record of the Company's common stock, $5.00 par value, as of January 16, 2000 was 475.

The Board of Directors has declared cash dividends in December 1998 and 1999 of $0.85 per share and $1.00 per share, respectively. Although no assurances can be made, management currently expects that cash dividends will be paid in the future years at approximately the same rates as in the past.

The ability of the Company to pay dividends is contingent upon its subsidiary, Citizens Bank, to pay dividends. Prior approval of the Commissioner of the Louisiana Office of Financial Institutions is required for the Bank to pay dividends if the total of all dividends declared and paid during any one year would exceed the total of net profits of that year combined with the net profits of the immediately preceding year.


ITEM  6.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The information appearing in the Company's 1999 Annual Report is incorporated herein by reference in response to this item.


ITEM 7.  FINANCIAL STATEMENTS

The information appearing in the Company's 1999 Annual Report is incorporated herein by reference in response to this item.


ITEM  8.   CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with our independent accountants on any matter of accounting principles or practice, financial statement disclosure or auditing scope or procedure.


PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The  information  appearing  in the  Company's  definitive  proxy
statement  for  the  2000  annual  meeting  of  shareholders   is
incorporated herein by reference in response to this item.


ITEM 10.  EXECUTIVE COMPENSATION

The  information  appearing  in the  Company's  definitive  proxy
statement  for  the  2000  annual  meeting  of  shareholders   is
incorporated herein by reference in response to this item.


ITEM  11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS  AND
MANAGEMENT

The  information  appearing  in the  Company's  definitive  proxy
statement  for  the  2000  annual  meeting  of  shareholders   is
incorporated herein by reference in response to this item.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The  information  appearing  in the  Company's  definitive  proxy
statement  for  the  2000  annual  meeting  of  shareholders   is
incorporated herein by reference in response to this item.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits required by Item 601 Regulation S-B:

     Exhibit 13 - 1999 Annual Report to Shareholders

     Exhibit 27 - Financial Data Schedule

Other exhibits have been omitted because they are either not applicable or have been filed in previous reports.

(b)  Reports on Form 8-K:

No reports on Form 8-K were filed during the last quarter of 1999.


SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Small business issuer: Citizens Bancshares, Inc.

Date: February 25, 2000


     s/Carl W. Fontenot
     Carl W. Fontenot
     President & Director


     s/Wayne Vidrine
     Wayne Vidrine
     Treasurer


     s/Fredrick Phillips
     Fredrick Phillips
     Director


     s/Brent Coreil
     Brent Coreil
     Director


     s/Bryan Fontenot
     Bryan Fontenot
     Director


     s/Eugene Fontenot
     Eugene S. Fontenot
     Director