Form 10QSB
period 2000-03-31
CITIZENS BANCSHARES INC /LA/
filed 2000-05-11
CIK 715762

UNITED STATES
                SECURITIES AND EXCHANGE COMMSSION
                     Washington, D.C.  20549

                           FORM 10-QSB

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2000

                 Commission file number 0-12425

                    Citizens Bancshares, Inc.
              (Exact name of small business issuer
                  as specified in its charter)

           Louisiana                        72-0759135
(State of other jurisdiction of           (IRS Employer
incorporation or organization)        Identification Number)

          841 West Main Street, Ville Platte, LA  70586
            (Address of principal executive offices)

Issuer's telephone number, including area code: 337-363-5643

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      Class of          Number of Shares
    Common Equity          Outstanding             As of

    Common stock,            114,855           March 31, 2000
    $5 Par Value

            CITIZENS BANCSHARES, INC. AND SUBSIDIARY


                                CONTENTS

PART I.  FINANCIAL INFORMATION

Condensed Consolidated Balance Sheet - March 31, 2000

Condensed  Consolidated  Statements of Income  and  Comprehensive
Income - Three months ended March 31, 2000 and 1999

Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 2000 and 1999

Note to Condensed Consolidated Financial Statements

Management's  Discussion and Analysis of Financial Condition  and
Results of Operations

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K
PART I.  FINANCIAL INFORMATION

            CITIZENS BANCSHARES, INC. AND SUBSIDIARY
        CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                         MARCH 31, 2000
                    (In thousands of dollars)

ASSETS
Cash and due from banks                                $3,166
Federal funds sold                                      9,755
  Cash & cash equivalents                              12,921
Interest-bearing deposits with banks                    4,656
Securities available for sale, at fair values          29,488
Securities held to maturity                             9,577
Loans receivable, net of allowance for loan
  losses of $1,059                                     60,530
Premises and equipment                                  2,975
Other assets                                            2,145
  Total assets                                       $122,292

LIABILITIES
Demand deposits                                       $13,101
Savings, NOW and money-market deposits                 22,978
Time deposits $100,000 and more                        24,896
Other time deposits                                    49,184
  Total deposits                                      110,159
Accrued expenses and other liabilities                    896
  Total liabilities                                   111,055

SHAREHOLDERS' EQUITY
Common Stock $5 par value, 300,000 shares
  authorized, 115,000 shares issued and
  outstanding                                             575
Additional paid-in capital                                825
Treasury stock at cost, 145 shares                        (6)
Retained earnings                                      10,340
Accumulated other comprehensive income                  (497)
  Total shareholders' equity                           11,237
  Total liabilities and shareholders' equity         $122,292
            CITIZENS BANCSHARES, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              AND COMPREHENSIVE INCOME (UNAUDITED)
            THREE MONTHS ENDED MARCH 31, 2000 & 1999
        (In thousands of dollars, except per share data)

                                           2000        1999
Interest income
  Loans receivable                          $1,356       $1,226
  Taxable securities                           447          384
  Tax-exempt securities                        101           90
  Federal funds sold                           150          115
  Deposits with banks                           73           69
    Total interest income                    2,127        1,884

Interest expense
  Savings, NOW & money-market deposits         107           84
  Time deposit $100,000 and more               406          347
  Other time deposits                          656          631
    Total interest expense                   1,169        1,062

Net interest income                            958          822
Provision for loan losses                       30           20
  Net interest income after provision
    for loan losses                            928          802

Non-interest income                            196          178

Non-interest expense
  Salaries and employee benefits               343          329
  Other expense                                302          285
    Total non-interest expense                 645          614

Income before income taxes                     479          366
Income tax expense                             107          102

Net income                                    $372         $264

Other comprehensive income, net of           (153)         (36)

Comprehensive income                          $219         $228

Net income per share of common stock         $3.24        $2.30
            CITIZENS BANCSHARES, INC. AND SUBSIDIARY
   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
           THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                    (In thousands of dollars)

                                           2000        1999
Cash flows from operating activities
  Net income                                  $372         $264
  Adjustments to reconcile net income
    to net cash provided by operating
    activities                                 264          253
      Net cash provided by operating
        activities                             636          517

Cash flows from investing activities
  Maturities and calls of securities            70        1,705
  Purchases of securities                  (4,816)      (4,502)
  Net decrease/(increase) in interest-
    bearing deposits with banks                594         (10)
  Net (increase)/decrease in loans         (1,030)          489
  Purchases of premises and equipment         (13)        (175)
    Net cash (used) by investing
      activities                           (5,195)      (2,493)

Cash flows from financing activities
  Net increase in deposits                   8,832        6,677
    Net cash provided by financing
      activities                             8,832        6,677

Net increase in cash and cash
  equivalents                                4,273        4,701
Cash and cash equivalents at
  beginning of year                          8,648        8,482

Cash and cash equivalents at
  end of period                             12,921       13,183

Income taxes paid                                -            -

Interest paid                                1,210        1,087

Foreclosed real estate acquired in
  satisfaction of loans                        288            -
            CITIZENS BANCSHARES, INC. AND SUBSIDIARY

NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's latest annual report on Form 10-KSB. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full year ending December 31, 2000.
            CITIZENS BANCSHARES, INC. AND SUBSIDIARY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

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

FINANCIAL CONDITION

Total assets of the Company increased by $9,085,000 or 8.03%, from $113,207,000 at December 31, 1999 to $122,292,000 at
March 31, 2000. The increase is attributed to an increase in loans and deposits.

Earning assets, which include loans, investment securities, federal funds sold, and deposits in other banks were 93.23% of total assets at March 31, 2000.

Loans  showed an increase of $1,688,000 or 2.87% at March  31,
2000.   There  was an increase in securities of $3,596,000  or
10.14% at March 31, 2000.

The Bank maintains an allowance for loan losses against which impaired or uncollectible loans are charged. The balance in the allowance for loan losses was $1,059,000 at March 31, 2000, which represents 1.72% of total loans outstanding on that date. Provisions to the allowance for loan losses, which were charged to net income as of March 31, 2000, totaled $30,000. Management evaluates the adequacy of the allowance for loan losses on a monthly basis by monitoring the balance in total loans as well as the past due, nonaccrual, classified, and other problem loans. On the basis of this evaluation, the allowance for loan losses is considered adequate to meet possible future charges for losses in the existing loan portfolio. At March 31, 2000, past due loans to total loans were 1.56%.

With interest earned on investment securities being one of the primary sources of income, investment securities increased by $3,596,000 or 10.14% at March 31, 2000. The following chart shows what our portfolio is made up of as of March 31, 2000:

     U.S. Government Agencies           47.69%
     Mortgage-Backed Securities         30.83%
     Municipal Securities                    21.48%

At of March 31, 2000, securities classified as "held to maturity" had an amortized cost/recorded value of $9,577,000 and a fair value of $9,420,000; securities classified as "available for sale" had a fair value of $29,488,000 and an amortized cost of $30,241,000.

With deposits being the Bank's primary source of funds, both time and demand, total deposits increased $8,832,000 or 8.72% from $101,327,000 at December 31, 1999 to $110,159,000 at
March 31, 2000. Money-market accounts increased by $3,219,000 or 79.80%.

The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate spread between interest-earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Major elements of the Bank's overall liquidity management capabilities and financial resources are
(1) core deposits, (2) closely managed maturity structure of loans and deposits, (3) sale and maturity of assets (primarily investment securities), and, if necessary, (4) extensions of credit, including federal funds purchased and securities sold under repurchase agreements. With the Bank's asset/liability management program, most loan and deposit changes can be anticipated without an adverse impact on earnings. At March 31, 2000, the Bank's liquidity ratio was 41.16%.

RESULTS OF OPERATIONS

For the first quarter of 2000, the Company reported net income of $372,000 or $3.24 per average share. Net return on assets was 1.24% and net return on equity was 13.37%.

Net interest income is the Company's principal source of revenue and is measured by the difference between interest income earned on loans and investments and interest expense incurred on deposits. At March 31, 2000, the Bank's net interest margin was 3.28%, a slight increase from March 31, 1999, which at that time the net interest margin was 3.12%. Net interest income increased $136,000, or 16.55% in 2000 to $958,000 compared to $822,000 at March 31, 1999. The reason for such increase was $243,000 or 12.90% increase in interest income which was offset by a $107,000 or 10.08% increase in interest expense.

Non-interest income, which consists primarily of service charges and fees on financial services increased $18,000 or 10.12% in comparing March 31, 2000 to March 31, 1999. Service charges on deposit accounts increased by $11,000 or 8.34%.

Non-interest expense includes salaries and employee benefits, occupancy and equipment expense, and other expense. Non-interest expense amounted to $645,000 at March 31, 2000, a $31,000 or 5.05% increase from March 31, 1999. Salaries and employee benefits being the main expense showed an increase of $14,000 or 4.26%.

CAPITAL ADEQUACY

Primary capital (shareholders' equity plus a portion of the allowance for loan losses) as a percent of adjusted total assets is one of the standard measures of capital adequacy used by bank regulators. This and other measurement ratios serve as the underlying basis for evaluating the Bank's capital adequacy and for determining the Bank's insurance fund deposit assessment charges. At March 31, 2000, the Bank's ratios were as follows:

             Risk Based Capital    18.65%
             Tier 1 Capital        17.39%
             Leverage Ratio         9.19%

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

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits -      (3)(ii) By-laws of Citizens Bancshares,
                     Inc., amended in March, 2000

                    (27) Financial Data Schedule

(b) The Company has not filed any reports on Form 8-K during the quarter ended March 31, 2000.
                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CITIZENS BANCSHARES, INC.

CARL W. FONTENOT
PRESIDENT & CEO

WAYNE VIDRINE
EXECUTIVE VICE PRESIDENT-TREASURER