Form 10QSB
period 2000-06-30
CITIZENS BANCSHARES INC /LA/
filed 2000-07-25
CIK 715762

UNITED STATES
                SECURITIES AND EXCHANGE COMMSSION
                     Washington, D.C.  20549

                           FORM 10-QSB

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2000

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      Class of          Number of Shares
    Common Equity          Outstanding             As of

    Common stock,            114,855           June 30, 2000
    $5 Par Value

            CITIZENS BANCSHARES, INC. AND SUBSIDIARY


                                CONTENTS

PART I.  FINANCIAL INFORMATION

Condensed Consolidated Balance Sheet - June 30, 2000

Condensed  Consolidated  Statements of Income  and  Comprehensive
Income - Six months ended June 30, 2000 and 1999

Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 2000 and 1999

Note to Condensed Consolidated Financial Statements

Management's  Discussion and Analysis of Financial Condition  and
Results of Operations

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
Item 4.  Submission of Matters to a Vote of Security Holdings
Item 6.  Exhibits and Reports on Form 8-K
PART I.  FINANCIAL INFORMATION

            CITIZENS BANCSHARES, INC. AND SUBSIDIARY
        CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                          June 30, 2000
                    (In thousands of dollars)

ASSETS
Cash and due from banks                                $2,673
Federal funds sold                                      9,750
  Cash & cash equivalents                              12,423
Interest-bearing deposits with banks                    2,971
Securities available for sale, at fair values          29,291
Securities held to maturity                             8,842
Loans receivable, net of allowance for loan
  losses of $1,083                                     64,587
Premises and equipment                                  2,950
Other assets                                            2,211
  Total assets                                       $123,275

LIABILITIES
Demand deposits                                       $10,919
Savings, NOW and money-market deposits                 21,219
Time deposits $100,000 and more                        28,921
Other time deposits                                    49,663
  Total deposits                                      110,722
Accrued expenses and other liabilities                    926
  Total liabilities                                   111,648

SHAREHOLDERS' EQUITY
Common Stock $5 par value, 300,000 shares
  authorized, 115,000 shares issued and
  outstanding                                             575
Additional paid-in capital                                825
Treasury stock at cost, 145 shares                        (6)
Retained earnings                                      10,707
Accumulated other comprehensive income                  (474)
  Total shareholders' equity                           11,627
  Total liabilities and shareholders' equity         $123,275
            CITIZENS BANCSHARES, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              AND COMPREHENSIVE INCOME (UNAUDITED)
         SIX AND THREE MONTHS ENDED JUNE 30, 2000 & 1999
        (In thousands of dollars, except per share data)

                               Year-to-Date    Quarter-to-Date
                              2000     1999     2000     1999
Interest income
  Loans receivable            $2,802   $2,519   $1,445   $1,293
  Taxable securities             934      786      487      401
  Tax-exempt securities          194      180       93       90
  Federal funds sold             271      226      121      111
  Deposits with banks            133      139       60       70
    Total interest income      4,334    3,850    2,206    1,965

Interest expense
  Savings, NOW & money-
    market deposits              219      163      112       79
  Time deposit $100,000 and
    more                         819      728      413      381
  Other time deposits          1,334    1,280      678      648
    Total interest expense     2,372    2,171    1,203    1,108

Net interest income            1,962    1,679    1,003      857
Provision for loan losses         68       47       38       27
  Net interest income after
  provision for loan losses    1,894    1,632      965      830

Non-interest income              377      345      181      167

Non-interest expense
  Salaries and employee
    benefits                     696      643      353      315
  Other expense                  582      558      280      273
 Total non-interest expense    1,278    1,201      633      588

Income before income taxes       993      776      513      409
Income tax expense               250      216      144      114

Net income                      $743     $560     $369     $295

Other comprehensive income,    (130)    (228)       23    (195)
  net of tax

Comprehensive income            $613     $332     $392     $100

Net income per share of        $6.47    $4.88    $3.21    $2.57
  common stock
            CITIZENS BANCSHARES, INC. AND SUBSIDIARY
   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
             SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                    (In thousands of dollars)

                                           2000        1999
Cash flows from operating activities
  Net income                                  $743         $560
  Adjustments to reconcile net income
    to net cash provided by operating
    activities                                 306          406
      Net cash provided by operating
        activities                           1,049          966

Cash flows from investing activities
  Maturities and calls of securities           175        2,348
  Purchases of securities                  (5,451)      (7,953)
  Net decrease/(increase) in interest-
    bearing deposits with banks              2,279        (306)
  Net (increase)/decrease in loans         (3,627)      (1,520)
  Purchases of premises and equipment         (43)        (284)
    Net cash (used) by investing
      activities                           (6,667)      (7,715)

Cash flows from financing activities
  Net increase in deposits                   9,393        8,873
    Net cash provided by financing
      activities                             9,393        8,873

Net increase in cash and cash
  equivalents                                3,775        2,124
Cash and cash equivalents at
  beginning of year                          8,648        8,482

Cash and cash equivalents at
  end of period                            $12,423      $10,606

Income taxes paid                             $259         $161

Interest paid                               $2,290       $2,138

Foreclosed real estate acquired in
  satisfaction of loans                       $378          $ -
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

FINANCIAL CONDITION

Total assets of the Company increased by $10,068,000 or 8.89%, from $113,207,000 at December 31, 1999 to $123,275,000 at June
30, 2000. The increase is attributed to an increase in loans and deposits.

Earning assets, which include loans, investment securities, federal funds sold, and deposits in other banks were 93.65% of total assets at June 30, 2000.

Loans  showed an increase of $5,745,000 or 9.76% at  June  30,
2000.   There  was an increase in securities of $2,664,000  or
7.51% at June 30, 2000.

The Bank maintains an allowance for loan losses against which impaired or uncollectible loans are charged. The balance in the allowance for loan losses was $1,083,000 at June 30, 2000, which represents 1.68% of total loans outstanding on that date. Provisions to the allowance for loan losses, which were charged to net income as of June 30, 2000, totaled $68,000. Management evaluates the adequacy of the allowance for loan losses on a monthly basis by monitoring the balance in total loans as well as the past due, nonaccrual, classified, and other problem loans. On the basis of this evaluation, the allowance for loan losses is considered adequate to meet possible future charges for losses in the existing loan portfolio. At June 30, 2000, past due loans to total loans were 1.10%.

With interest earned on investment securities being one of the primary sources of income, investment securities increased by $2,664,000 or 7.51% at June 30, 2000. The following chart shows what our portfolio is made up of as of June 30, 2000:

     U.S. Government Agencies           50.85%
     Mortgage-Backed Securities         28.99%
     Municipal Securities                    20.16%

As of June 30, 2000, securities classified as "held to maturity" had an amortized cost/recorded value of $8,842,000 and a fair value of $8,697,000; securities classified as "available for sale" had a fair value of $29,291,000 and an amortized cost of $30,010,000.

With deposits being the Bank's primary source of funds, both time and demand, total deposits increased $9,395,000 or 9.27% from $101,327,000 at December 31, 1999 to $110,722,000 at June
30,  2000.   Money-market accounts increased by $2,399,000  or
59.46%.

The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate spread between interest-earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Major elements of the Bank's overall liquidity management capabilities and financial resources are
(1) core deposits, (2) closely managed maturity structure of loans and deposits, (3) sale and maturity of assets (primarily investment securities), and, if necessary, (4) extensions of credit, including federal funds purchased and securities sold under repurchase agreements. With the Bank's asset/liability management program, most loan and deposit changes can be anticipated without an adverse impact on earnings. At June 30, 2000, the Bank's liquidity ratio was 37.23%.

RESULTS OF OPERATIONS

For the second quarter of 2000, the Company reported net income of $743,000 or $6.46 per average share. Net return on assets was 1.21% and net return on equity was 12.78%.

Net interest income is the Company's principal source of revenue and is measured by the difference between interest income earned on loans and investments and interest expense incurred on deposits. At June 30, 2000, the Bank's net interest margin was 3.34%, a slight increase from June 30, 1999, which at that time the net interest margin was 3.11%. Net interest income increased $275,000, or 15.85% in 2000 to $2,010,000 compared to $1,735,000 at June 30, 1999. The reason for such increase was $476,000 or 12.19% increase in interest income which was offset by a $201,000 or 9.26% increase in interest expense.

Non-interest income, which consists primarily of service charges and fees on financial services increased $32,000 or 9.28% in comparing June 30, 2000 to June 30, 1999. Service charges on deposit accounts increased by $26,000 or 10.00%.

Non-interest expense includes salaries and employee benefits, occupancy and equipment expense, and other expense. Non-interest expense amounted to $1,278,000 at June 30, 2000, a $77,000 or 6.41% increase from June 30, 1999. Salaries and employee benefits being the main expense showed an increase of $53,000 or 8.24%.

CAPITAL ADEQUACY

Primary capital (shareholders' equity plus a portion of the allowance for loan losses) as a percent of adjusted total assets is one of the standard measures of capital adequacy used by bank regulators. This and other measurement ratios serve as the underlying basis for evaluating the Bank's capital adequacy and for determining the Bank's insurance fund deposit assessment charges. At June 30, 2000, the Bank's ratios were as follows:

             Risk Based Capital    18.36%
             Tier 1 Capital        17.10%
             Leverage Ratio         9.88%

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

Item 4.  Submission of Matters to a Vote of Security Holders

           Pursuant to a notice of meeting mailed March 13, 2000 accompanied by a proxy statement, the annual meeting of shareholders was held April 13, 2000. Proxies for the annual meeting were solicited pursuant to Regulation 14A. There was no solicitation in opposition to management's nominees for the Board of Directors as listed in the Proxy Statement. All of the following nominees were duly nominated and elected:

     Carl W. Fontenot         K. Wayne Vidrine
     Eugene Fontenot               E.J. Deville
     Jules Hebert             Fredrick Phillips
     Joseph West              Roderick Young
     C. Brent Coreil               Bryan L. Fontenot
     Anita F. Melancon        Brod Veillon


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits -      (27) Financial Data Schedule


(b) The Company has not filed any reports on Form 8-K during the quarter ended June 30, 2000.
                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CITIZENS BANCSHARES, INC.



CARL W. FONTENOT
PRESIDENT & CEO



WAYNE VIDRINE
EXECUTIVE VICE PRESIDENT-TREASURER