Form 10QSB
period 2000-09-30
CITIZENS BANCSHARES INC /LA/
filed 2000-11-13
CIK 715762

UNITED STATES
                SECURITIES AND EXCHANGE COMMSSION
                     Washington, D.C.  20549

                           FORM 10-QSB

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2000

                 Commission file number 0-12425

                    Citizens Bancshares, Inc.
              (Exact name of small business issuer
                  as specified in its charter)

           Louisiana                        72-0759135
(State or other jurisdiction of           (IRS Employer
incorporation or organization)        Identification Number)

          841 West Main Street, Ville Platte, LA  70586
            (Address of principal executive offices)

Issuer's telephone number, including area code: 337-363-5643

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      Class of          Number of Shares
    Common Equity          Outstanding             As of

    Common stock,            114,855         September 30, 2000
    $5 Par Value

            CITIZENS BANCSHARES, INC. AND SUBSIDIARY


                                CONTENTS

PART I.  FINANCIAL INFORMATION

Condensed Consolidated Balance Sheet - September 30, 2000

Condensed  Consolidated  Statements of Income  and  Comprehensive
Income - Nine and three months ended September 30, 2000 and 1999

Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 2000 and 1999

Note to Condensed Consolidated Financial Statements

Management's  Discussion and Analysis of Financial Condition  and
Results of Operations

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
Item 6.  Exhibits and Reports on Form 8-K
PART I.  FINANCIAL INFORMATION

            CITIZENS BANCSHARES, INC. AND SUBSIDIARY
        CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                       September 30, 2000
                    (In thousands of dollars)

ASSETS
Cash and due from banks                                $2,555
Federal funds sold                                      5,575
  Cash & cash equivalents                               8,130
Interest-bearing deposits with banks                    2,080
Securities available for sale, at fair values          28,738
Securities held to maturity                             8,673
Loans receivable, net of allowance for loan
  losses of $1,124                                     64,223
Premises and equipment                                  2,897
Other assets                                            2,211
  Total assets                                       $116,952

LIABILITIES
Demand deposits                                       $11,321
Savings, NOW and money-market deposits                 15,514
Time deposits $100,000 and more                        27,349
Other time deposits                                    49,631
  Total deposits                                      103,815
Accrued expenses and other liabilities                  1,004
  Total liabilities                                   104,819

SHAREHOLDERS' EQUITY
Common Stock $5 par value, 300,000 shares
  authorized, 115,000 shares issued and
  outstanding                                             575
Additional paid-in capital                                825
Treasury stock at cost, 145 shares                        (6)
Retained earnings                                      11,007
Accumulated other comprehensive income                  (268)
  Total shareholders' equity                           12,133
  Total liabilities and shareholders' equity         $116,952
            CITIZENS BANCSHARES, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              AND COMPREHENSIVE INCOME (UNAUDITED)
      NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2000 & 1999
        (In thousands of dollars, except per share data)

                               Year-to-Date    Quarter-to-Date
                              2000     1999     2000     1999
Interest income
  Loans receivable            $4,380   $3,889   $1,578   $1,370
  Taxable securities           1,432    1,195      498      396
  Tax-exempt securities          267      255       73       88
  Federal funds sold             381      340      110      114
  Deposits with banks            174      213       41       74
    Total interest income      6,634    5,892    2,300    2,042

Interest expense
  Savings, NOW & money-
    market deposits              466      246      247       83
  Time deposits $100,000
    and more                   1,139    1,119      320      391
  Other time deposits          2,050    1,942      716      662
    Total interest expense     3,655    3,307    1,283    1,136

Net interest income            2,979    2,585    1,017      906
Provision for loan losses        104       78       36       31
Net interest income after
  provision for loan losses    2,875    2,507      981      875

Non-interest income              542      526      165      181

Non-interest expenses
  Salaries and employee
    benefits                   1,085      993      389      349
  Other expenses                 877      849      295      292
Total non-interest expenses    1,962    1,842      684      641

Income before income taxes     1,455    1,191      462      415
Income tax expense               416      330      166      114

Net income                    $1,039     $861     $296     $301

Other comprehensive income,       76    (312)      206     (84)
  net of tax

Comprehensive income          $1,115     $549     $502     $217

Net income per share of
  common stock                 $9.05    $7.49    $2.58    $2.62
            CITIZENS BANCSHARES, INC. AND SUBSIDIARY
   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
          NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                    (In thousands of dollars)

                                           2000        1999
Cash flows from operating activities
  Net income                                $1,039         $861
  Adjustments to reconcile net income
    to net cash provided by operating
    activities                                 449          517
      Net cash provided by operating
        activities                           1,488        1,378

Cash flows from investing activities
  Maturities and calls of securities           316        3,577
  Purchases of securities                  (5,451)      (9,368)
  Net decrease/(increase) in interest-
    bearing deposits with banks              3,170        (207)
  Net (increase) in loans                  (2,398)      (1,815)
  Purchases of premises and equipment        (129)        (292)
    Net cash (used) by investing
      activities                           (4,492)      (8,105)

Cash flows from financing activities
  Net increase in deposits                   2,486        9,682
    Net cash provided by financing
      activities                             2,486        9,682

Net increase/(decrease) in cash and
  cash equivalents                           (518)        2,955
Cash and cash equivalents at
  beginning of year                          8,648        8,482

Cash and cash equivalents at
  end of period                             $8,130      $11,437

Income taxes paid                             $429         $284

Interest paid                               $3,515       $3,239

Foreclosed real estate acquired in
  satisfaction of loans                       $387          $31
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

Citizens Bank, Ville Platte, Louisiana is a commercial banking institution formed in 1975 under the banking laws of the State of Louisiana. The bank operates a main office located in the City of Ville Platte, Louisiana and also operates branch facilities in the Town of Mamou, Louisiana and the Village of Pine Prairie, Louisiana. The Bank offers a full range of traditional commercial banking services, including demand, savings, and time deposits, consumer, commercial, agriculture, and real estate loans, safe-deposit boxes, and two credit card plans, VISA and MASTERCARD. Drive-in facilities are located at all banking locations with ATM service at the main office.

FINANCIAL CONDITION

Total assets of the Company increased by $3,745,000 or 3.30%, from $113,207,000 at December 31, 1999 to $116,952,000 at
September 30, 2000. The increase is attributed to an increase in loans and deposits.

Earning assets, which include loans, investment securities, federal funds sold, and deposits in other banks were 93.54% of total assets at September 30, 2000.

Net loans showed an increase of $5,381,000 or 9.14% for the nine months ended September 30, 2000. There was an increase in securities of $1,942,000 or 5.47% during the same period.

The Bank maintains an allowance for loan losses against which impaired or uncollectible loans are charged. The balance in the allowance for loan losses was $1,124,000 at September 30, 2000, which represents 1.72% of total loans outstanding on that date. Provisions to the allowance for loan losses, which were charged to net income as of September 30, 2000, totaled $104,000. Management evaluates the adequacy of the allowance for loan losses on a monthly basis by monitoring the balance in total loans as well as the past due, nonaccrual, classified, and other problem loans. On the basis of this evaluation, the allowance for loan losses is considered adequate to meet possible future charges for losses in the existing loan portfolio. At September 30, 2000, past due loans to total loans were 2.47%.

With interest earned on investment securities being one of the primary sources of income, investment securities increased by $1,942,000 or 5.47% at September 30, 2000. The following chart shows what our portfolio is made up of as of September 30, 2000:

     U.S. Government Agencies           52.27%
     Mortgage-Backed Securities         27.26%
     Municipal Securities                    20.47%

As of September 30, 2000, securities classified as "held to maturity" had an amortized cost/recorded value of $8,673,000 and a fair value of $8,634,000; securities classified as "available for sale" had a fair value of $28,738,000 and an amortized cost of $29,144,000.

With deposits being the Bank's primary source of funds, total deposits increased $2,488,000 or 2.45% from $101,327,000 at
December 31, 1999 to $103,815,000 at September 30, 2000.

The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate spread between interest-earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Major elements of the Bank's overall liquidity management capabilities and financial resources are
(1) core deposits, (2) closely managed maturity structure of loans and deposits, (3) sale and maturity of assets (primarily investment securities), and, if necessary, (4) extensions of credit, including federal funds purchased and securities sold under repurchase agreements. With the Bank's asset/liability management program, most loan and deposit changes can be anticipated without an adverse impact on earnings. At September 30, 2000, the Bank's liquidity ratio was 35.19%.

RESULTS OF OPERATIONS

For the third quarter of 2000, the Company reported net income of $1,039,000 or $9.05 per average share. Net return on assets was 1.16% and net return on equity was 11.47%.
Net interest income is the Company's principal source of revenue and is measured by the difference between interest income earned on loans and investments and interest expense incurred on deposits. At September 30, 2000, the Bank's net interest margin was 3.39%, a slight increase from September 30, 1999, which at that time the net interest margin was 3.36%. Net interest income increased $394,000, or 15.24% in 2000 to $2,979,000 compared to $2,585,000 at September 30,
1999. The reason for such increase was $742,000 or 12.59% increase in interest income which was offset by a $348,000 or 10.52% increase in interest expense.

Non-interest income, which consists primarily of service charges and fees on financial services increased $16,000 or 3.04% in comparing September 30, 2000 to September 30, 1999. Service charges on deposit accounts increased by $5,000 or 1.24%.

Non-interest expense includes salaries and employee benefits, occupancy and equipment expense, and other expense. Non-interest expense amounted to $1,962,000 at September 30, 2000, a $120,000 or 6.51% increase from September 30, 1999. Salaries and employee benefits being the main expense showed an increase of $92,000 or 9.26%.

CAPITAL ADEQUACY

Primary capital (shareholders' equity plus a portion of the allowance for loan losses) as a percent of adjusted total assets is one of the standard measures of capital adequacy used by bank regulators. This and other measurement ratios serve as the underlying basis for evaluating the Bank's capital adequacy and for determining the Bank's insurance fund deposit assessment charges. At September 30, 2000, the Bank's ratios were as follows:

             Risk Based Capital    19.19%
             Tier 1 Capital        17.94%
             Leverage Ratio        10.40%

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



Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits -      (27) Financial Data Schedule


(b) The Company has not filed any reports on Form 8-K during the quarter ended September 30, 2000.
                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CITIZENS BANCSHARES, INC.



CARL W. FONTENOT
PRESIDENT & CEO



WAYNE VIDRINE
EXECUTIVE VICE PRESIDENT-TREASURER