Form 10KSB
period 2000-12-31
CITIZENS BANCSHARES INC /LA/
filed 2001-03-13
CIK 715762

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-KSB

     (Mark One)

(X)   ANNUAL  REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934 (Fee Required)

           For the Fiscal Year Ended December 31, 2000

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (x)

State issuer's revenues for its most recent year. $9,645,000

State the aggregate market value of the voting stock held by non-
affiliates* of the issuer as of January 26, 2001 (based on $40.00 per share).
                           $2,528,000

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practical date.

                 Common Stock, $5.00 par value,
       114,855 shares outstanding as of January 26, 2001.

              DOCUMENTS INCORPORATED BY REFERENCE:

                                       Part of Form 10-KSB
  Documents Incorporated             into which Incorporated
Definitive Proxy Statement                  Part III
   for the 2000 Annual
 Meeting of Shareholders

  2000 Annual Report to                      Part II
       Shareholders

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

The Bank was formed in 1975 under the banking laws of the State of Louisiana. The Bank conducts a general commercial banking business through its main office at Ville Platte, Louisiana and branch offices in Mamou, Louisiana, and Pine Prairie, Louisiana, all of which are in Evangeline Parish, Louisiana. The Bank offers a full range of traditional commercial banking services, including demand, savings and time deposits, consumer, commercial and real estate loans, safe-deposit boxes and access to two retail credit plans -- "VISA" and "MASTERCARD". The Bank does not offer trust services. Drive-in banking facilities are located at all banking locations, including a drive-through ATM machine at the Main Office in Ville Platte, Louisiana and the Mamou Branch in Mamou, Louisiana.

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

EMPLOYEES

As of December 31, 2000, the Company and the Bank had approximately 47 full-time equivalent employees. The Company has no salaried employees, although certain executive officers hold parallel positions with the Bank. No employees are represented by unions or other bargaining units, and management considers its relations with employees to be satisfactory.

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


SUPPLEMENTAL FINANCIAL INFORMATION

Supplemental financial information for Citizens Bancshares,  Inc.
and subsidiary is set forth below and on the following pages:

INVESTMENT SECURITIES

Maturities and weighted average yields on investments as of December 31, 2000 (in thousands of dollars):


                                 Held to        Available
                                Maturity        for Sale
U.S. Treasury securities
 Within 1 year                    $0      0%      $0      0%
 After 1 but within 5 years        0       0       0       0
Subtotals                          0       0       0       0

U.S. Government Securities
 Within 1 year                   500    6.18   2,734    5.37
 After 1 but within 5 years        0       0  16,594    6.35
Subtotals                        500    6.18  19,328    6.21

State & political
subdivisions
 Within 1 year                   793    6.94       0       0
 After 1 but within 5 years    5,287    6.67       0       0
 After 5 but within 10 years   1,153    7.11       0       0
Subtotals                      7,233    6.77       0       0

Mortgage-backed securities       195    0.00   8,930    6.52

Totals                        $7,928   6.57% $28,258   6.31%


The above weighted average yield on tax-exempt obligations are not computed on a tax-equivalent basis. Yields on available for sale securities are computed on historical amortized cost.

No securities of any single issuer which totaled 10% or more of shareholders equity were held at December 31, 2000.

LOANS

A distribution of the loan portfolio at December 31, 2000 and 1999 is summarized as follows (in thousands of dollars):

                                2000                1999
Commercial                $17,504    27.52%   $15,346    26.06%
Real Estate Mortgage       26,576     41.79    25,544     43.42
Agricultural                7,779     12.23     6,687     11.37
Consumer                   13,160     20.69    12,731     21.64
Overdrafts                     18      0.03        22      0.04
Gross loans                65,037    102.26    60,330    102.53
Unearned income             (313)     (.49)     (459)     (.78)
Allowance for loan loss   (1,129)    (1.77)   (1,029)    (1.75)
Net loans                 $63,595   100.00%   $58,842   100.00%

LOAN MATURITY AND INTEREST RATE SENSITIVITY

Maturities of commercial and agricultural loans at December 31, 2000 are summarized below (in thousands of dollars):

                                            Over      Over
                                One Year   One to     Five
                       Total    or Less   Five Yrs   Years

Commercial             $17,504   $10,153    $5,857    $1,494
Agricultural             7,779     5,219     2,216       344

Commercial and Agricultural loans due after one (1) year that have fixed and adjustable rates are as follows (in thousands of dollars):

                                 Fixed    Adjustable
                       Total     Rates       Rates

Commercial              $7,351    $7,218         $133
Agricultural             2,560     2,373          187

INTEREST RATE SENSITIVITY AND LIQUIDITY

The following table shows the interest rate sensitivity gaps for different time periods and the cumulative interest rate sensitivity gaps for the same periods as of December 31, 2000. Loans for which the accrual of interest has been discontinued and overdrafts have not been included (in thousands of dollars).

                                  1-3        4-6       7-12
                      Float     Months     Months     Months

Securities                 $0     $1,463     $1,138     $4,865
Fixed Loans               839      5,828      4,914     10,278
Floating Loans            460      1,435        314      1,141
Fed Funds & CD's        8,400      1,189        792         99
Totals                  9,699      9,915      7,158     16,383

CD & IRA > 100M             0      8,687      6,693      8,587
CD & IRS < 100M           950     17,689     10,312     13,855
IMM Accounts            2,775          0          0          0
Christmas Club              0          0          0         52
Savings/Now Accts       1,701          0          0          0
Totals                  5,426     26,376     17,005     22,494

Gap                     4,273   (16,461)    (9,847)    (6,111)

Cumulative Gap         $4,273  ($12,188)  ($22,035)  ($28,146)

                      13-18      19-24     Over 2
                     Months     Months      Years      Total

Securities             $1,696     $3,122    $23,818    $36,102
Fixed Loans             5,772      6,929     18,781     53,341
Floating Loans            633        283      7,103     11,369
Fed Funds & CD's            0          0          0     10,480
Totals                  8,101     10,334     49,702    111,292

CD & IRA > 100M         1,946      1,901        849     28,663
CD & IRA < 100M         2,820      2,940      1,205     49,771
IMM Accounts                0          0          0      2,775
Christmas Club              0          0          0         52
Savings/Now Accts           0          0     10,815     12,516
Totals                  4,766      4,841     12,869     93,777

Gap                     3,335      5,493     36,833     17,515

Cumulative Gap      ($24,811)  ($19,318)    $17,515         $0

RISK ELEMENTS

The following summarizes non-performing loans at December 31, 2000 and 1999 (in thousands of dollars):

                                      2000         1999

Nonaccrual loans                           $14         $168
Loans past due 90 days or more as
 to principal or interest and
 still accruing interest                   150          107
Restructured loans not included
  above                                    180          191
Totals                                    $344         $466

Interest on such loans, had they remained current and in accordance with their original terms, would have been (in thousands of dollars):

                                      2000         1999

Nonaccrual loans                           $13           $9
Restructured loans                          17           16
Totals                                     $30          $25

Interest collected on nonaccrual and restructured loans amounted to $4,400 for 2000 and $12,800 for 1999.

Other nonperforming assets are(in thousands of dollars):

                                      2000         1999
Real estate
acquired in satisfaction of loans         $456          $81

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

A detail of the activity in the allowance for possible loan losses for the past two (2) years and its relationship to year-end loans outstanding follows (in thousands of dollars):

                                          2000      1999
Allowance for possible loan losses at
  January 1                               $1,029    $1,001
Loans charged off:
Commercial                                    21         0
Credit cards                                  11        13
Real estate - mortgage                        26        37
Agricultural                                   0         0
Consumer                                      50        50
Other (overdrafts)                             1         4
  Total charged off                          109       104

Recoveries:
Commercial                                     5         0
Credit cards                                  11         8
Real estate - mortgage                         0         3
Agricultural                                   0         0
Consumer                                      51        11
Other (overdrafts)                             1         2
  Total recoveries                            68        24

Net loans charged off                         41        80
Provision charged to operating expense       141       108

Allowance for possible loan losses at
  December 31                             $1,129    $1,029

Loans outstanding at December 31         $64,724   $59,871

Average loans outstanding for the year   $63,777   $57,726

Ratio of net charge-offs to average
  loans outstanding                        0.06%     0.14%

Ratio of allowance to loans
  outstanding at year end                  1.74%     1.72%

The provision for possible loan losses which is charged to income from operations is based upon the changes in the loan portfolio, the amount of net loan losses incurred and management's estimates of potential future losses based on several factors including, but not limited to, current economic conditions, loan portfolio composition, nonaccrual loans, problem loans, and prior loan loss experience. The provision for loan losses was $141,000 in 2000 and $108,000 in 1999.

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

An allocation of the allowance for possible loan losses by major categories of loans follows (in thousands of dollars):

                      2000                    1999
                         Percent of              Percent of
                          loans in                loans in
                            each                    each
             Allowance    category    Allowance   category
                             to                      to
               Amount       total      Amount       total
                            loans                   loans

Commercial      $   216       26.91%          $0      25.44%
Real estate         267       40.86%         369      42.34%
Agriculture         116       11.96%         124      11.08%
Installment         520       20.24%         492      21.10%
Other                10        0.03%          44       0.04%

Totals           $1,129      100.00%      $1,029     100.00%

Deposits

The following is a distribution of average deposits for the two years ended December 31 (in thousands of dollars):

                                          2000      1999

Demand deposits                          $11,496   $10,903
Savings and NOW accounts                  19,198    18,615
Time deposits $100,000 and more           26,463    23,213
Other time deposits                       49,574    48,910
Totals                                  $106,731  $101,641

The following is a maturity distribution of certificates of deposit $100,000 and more as of December 31 (in thousands of dollars):

                                          2000      1999

Three months and under                    $8,687    $6,405
Over three months through six months       7,158     7,433
Over six months through twelve months      8,122     6,447
Over twelve months                         4,696     4,380
Totals                                   $28,663   $24,665

Return on Equity and Assets

                                          2000      1999

Return on average assets                   1.02%     1.00%
Return on average equity                  10.51%    10.58%
Dividend payout ratio                     12.30%    10.16%
Average equity to average assets           9.72%     9.43%

Rate/Volume Analysis

A comparative analysis of the increases and decreases in the major categories of interest income and expense resulting from changes in rate and volume for the periods indicated follows. Changes, which are not due solely to rate or volume, have been allocated proportionally.

                                    2000/1999 Due to
(In thousands of dollars)       Rate     Volume    Total
Interest-earning assets:
  Interest-bearing deposits        $42    $(123)     $(81)
  Federal funds sold               107      (48)        59
  US Treasury securities             0      (42)      (42)
  US Government agencies           137       227       364
  State and municipal(1)           (5)       (4)       (9)
  Loans, net                        45       561       606
Total interest income(1)           326       571       897

Interest-bearing funds:
  Savings and NOW accounts          41        17        58
  Time deposits >or=                84       190       274
$100,000
  Other time deposits              160        36       196
Total interest expense             285       243       528

Net interest income(1)             $41      $328      $369

                                    1999/1998 Due to
(In thousands of dollars)       Rate     Volume    Total
Interest-earning assets:
  Interest-bearing deposits      $(18)        $8     $(10)
  Federal funds sold              (34)       (5)      (39)
  US Treasury securities             2      (80)      (78)
  US Government agencies          (59)        93        34
  State and municipal(1)          (36)       147       111
  Loans, net                     (169)       694       525
Total interest income(1)         (314)       857       543

Interest-bearing funds:
  Savings and NOW accounts         (9)        90        81
  Time deposits >or=              (50)        31      (19)
$100,000
  Other time deposits            (100)       264       164
Total interest expense           (159)       385       226

Net interest income(1)          $(155)      $472      $317

(1) = Fully taxable equivalent basis using a 34% tax rate.

AVERAGE BALANCES, INTEREST AND AVERAGE RATES

The following table shows the major consolidated assets and liabilities, together with their respective interest amounts and rates earned or paid by the company. Cash basis and renegotiated loans are included in the averages to determine an effective yield on all loans. The average balances are principally daily averages (in thousands of dollars):

                                            2000
                                          Interest    Average
                                Average    Income/    Yield/
                                Balance    Expense     Rate
Earning Assets
 Interest Bearing Deposits        $3,308       $211      6.38%
 Federal Funds Sold                8,394        518       6.17
 U.S. Treasury                         0          0          0
 U.S. Government                  30,217      1,879       6.22
 State & Municipal (1)             7,982        562       7.04
 Loans, net                       62,695      5,879       9.38
Total Earning Assets             112,596      9,049       8.04
 Cash & Due from Banks             2,376
 Premises & Equipment              2,977
 Other Assets                      1,454

Total Assets                    $119,403

Liabilities &
Shareholders Equity
Interest Bearing funds
 Savings & Now                   $19,198        598       3.11
 Time Deposit $100,000            26,463      1,577       5.96
 Other Time Deposits              49,574      2,804       5.66
Total Int. Bearing                95,235      4,979       5.23
 Demand Deposits                  11,496
 Accrued Interest &
 Other Liabilities                 1,061
Total Liabilities                107,792
Shareholder's Equity              11,611

Total Liabilities &
Shareholders Equity             $119,403

Net Interest Income, Taxable
 equivalent basis                             4,070
Taxable equivalent adjustment                 (191)
Net interest income, actual                  $3,879

Spread                                                   2.81%
Net interest yield (1)                                   3.61%

                                            1999
                                          Interest    Average
                                Average    Income/    Yield/
                                Balance    Expense     Rate
Earning Assets
 Interest Bearing Deposits        $5,324       $292      5.48%
 Federal Funds Sold                9,295        459       4.94
 U.S. Treasury                       731         42       5.75
 U.S. Government                  26,455      1,515       5.73
 State & Municipal (1)             8,056        572       7.10
 Loans, net                       56,706      5,273       9.30
Total Earning Assets             106,567      8,153       7.65
 Cash & Due from Banks             2,276
 Premises & Equipment              3,081
 Other Assets                      1,529

Total Assets                    $113,453

Liabilities &
Shareholders Equity
Interest Bearing funds
 Savings & Now                   $18,615        540       2.90
 Time Deposit $100,000            23,213      1,303       5.61
 Other Time Deposits              48,910      2,608       5.33
Total Int. Bearing                90,738      4,451       4.91
 Demand Deposits                  10,903
 Accrued Interest &
 Other Liabilities                   971
Total Liabilities                102,612
Shareholder's Equity              10,841

Total Liabilities &
Shareholders Equity             $113,453

Net Interest Income, Taxable
 equivalent basis                             3,702
Taxable equivalent adjustment                 (195)
Net interest income, actual                  $3,507

Spread                                                   2.74%
Net interest yield (1)                                   3.50%

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters voted upon by the shareholders of the Company during the fourth quarter of 2000.


PART II

ITEM  5.   MARKET  FOR  REGISTRANT'S COMMON  EQUITY  AND  RELATED
STOCKHOLDER MATTERS

There is no established public trading market for the Company's common stock. The primary market area for the Company's common stock is Evangeline Parish. All sales of the Company's common stock that have come to the attention of management during 2000 ranged from a low of $40 to a high of $50, and during 1999 all sales occurred at $40 per share. Such prices reflect only those limited number of transactions that have come to the attention of management, and other transactions may have occurred at higher or lower sales prices during the periods indicated. No assurance can be given that such prices represent the actual market value of the Company's common stock.

The approximate number of holders of record of the Company's common stock, $5.00 par value, as of January 16, 2001 was 476.

The Board of Directors has declared cash dividends in December 1999 and 2000 of $1.00 per share and $1.20 per share, respectively. Although no assurances can be made, management currently expects that cash dividends will be paid in the future years at approximately the same rates as in the past.

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


ITEM  6.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The information appearing in the Company's 2000 Annual Report is incorporated herein by reference in response to this item.


ITEM 7.  FINANCIAL STATEMENTS

The information appearing in the Company's 2000 Annual Report is incorporated herein by reference in response to this item.


ITEM  8.   CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with our independent accountants on any matter of accounting principles or practice, financial statement disclosure or auditing scope or procedure.


PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The  information  appearing  in the  Company's  definitive  proxy
statement  for  the  2001  annual  meeting  of  shareholders   is
incorporated herein by reference in response to this item.


ITEM 10.  EXECUTIVE COMPENSATION

The  information  appearing  in the  Company's  definitive  proxy
statement  for  the  2001  annual  meeting  of  shareholders   is
incorporated herein by reference in response to this item.


ITEM  11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS  AND
MANAGEMENT

The  information  appearing  in the  Company's  definitive  proxy
statement  for  the  2001  annual  meeting  of  shareholders   is
incorporated herein by reference in response to this item.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The  information  appearing  in the  Company's  definitive  proxy
statement  for  the  2001  annual  meeting  of  shareholders   is
incorporated herein by reference in response to this item.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits required by Item 601 Regulation S-B:

     Exhibit 13 - 2000 Annual Report to Shareholders

     Exhibit 27 - Financial Data Schedule

Other exhibits have been omitted because they are either not applicable or have been filed in previous reports.

(b)  Reports on Form 8-K:

No reports on Form 8-K were filed during the last quarter of 2000.


SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Small business issuer: Citizens Bancshares, Inc.

Date: March 13, 2001


     s/Carl W. Fontenot
     Carl W. Fontenot
     President & Director


     s/Wayne Vidrine
     Wayne Vidrine
     Treasurer


     s/Fredrick Phillips
     Fredrick Phillips
     Director


     s/Brent Coreil
     Brent Coreil
     Director


     s/Bryan Fontenot
     Bryan Fontenot
     Director


     s/Eugene Fontenot
     Eugene S. Fontenot
     Director

     s/E.J. Deville
     E.J. Deville
     Director