Form 10QSB
period 2001-03-31
CITIZENS BANCSHARES INC /LA/
filed 2001-05-09
CIK 715762

UNITED STATES
                SECURITIES AND EXCHANGE COMMSSION
                     Washington, D.C.  20549

                           FORM 10-QSB

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2001

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      Class of          Number of Shares
    Common Equity          Outstanding             As of

    Common stock,            114,855           March 31, 2001
    $5 Par Value

            CITIZENS BANCSHARES, INC. AND SUBSIDIARY


                                CONTENTS

PART I.  FINANCIAL INFORMATION

Condensed Consolidated Balance Sheet - March 31, 2001

Condensed  Consolidated  Statements of Income  and  Comprehensive
Income - Three months ended March 31, 2001 and 2000

Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 2001 and 2000

Note to Condensed Consolidated Financial Statements

Management's  Discussion and Analysis of Financial Condition  and
Results of Operations

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K
PART I.  FINANCIAL INFORMATION

            CITIZENS BANCSHARES, INC. AND SUBSIDIARY
        CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                         MARCH 31, 2001
                    (In thousands of dollars)

ASSETS
Cash and due from banks                                $3,167
Federal funds sold                                     17,650
  Cash & cash equivalents                              20,817
Interest-bearing deposits with banks                    4,160
Securities available for sale, at fair values          27,242
Securities held to maturity                             7,666
Loans receivable, net of allowance for loan
  losses of $1,149                                     63,907
Premises and equipment                                  2,898
Other assets                                            2,188
  Total assets                                       $128,878

LIABILITIES
Demand deposits                                       $11,707
Savings, NOW and money-market deposits                 18,629
Time deposits $100,000 and more                        33,851
Other time deposits                                    50,357
  Total deposits                                      114,544
Accrued expenses and other liabilities                  1,405
  Total liabilities                                   115,949

SHAREHOLDERS' EQUITY
Common Stock $5 par value, 300,000 shares
  authorized, 115,000 shares issued and
  Outstanding                                             575
Additional paid-in capital                                825
Treasury stock at cost, 145 shares                        (6)
Retained earnings                                      11,373
Accumulated other comprehensive income                    162
  Total shareholders' equity                           12,929
  Total liabilities and shareholders' equity         $128,878
            CITIZENS BANCSHARES, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              AND COMPREHENSIVE INCOME (UNAUDITED)
            THREE MONTHS ENDED MARCH 31, 2001 & 2000
        (In thousands of dollars, except per share data)

                                           2001        2000
Interest income
  Loans receivable                          $1,483       $1,356
  Taxable securities                           438          447
  Tax-exempt securities                         76          101
  Federal funds sold                           178          150
  Deposits with banks                           52           73
    Total interest income                    2,227        2,127

Interest expense
  Savings, NOW & money-market deposits         131          107
  Time deposit $100,000 and more               470          406
  Other time deposits                          749          656
    Total interest expense                   1,350        1,169

Net interest income                            877          958
Provision for loan losses                       30           30
  Net interest income after provision
    for loan losses                            847          928

Non-interest income
  Gain on securities called                     97            -
  Other non-interest income                    216          196
    Total non-interest income                  313          196

Non-interest expense
  Salaries and employee benefits               386          343
  Other expense                                321          302
    Total non-interest expense                 707          645

Income before income taxes                     453          479
Income tax expense                             130          107

Net income                                    $323         $372

Other comprehensive income, net of tax         105        (153)

Comprehensive income                          $428         $219

Net income per share of common stock         $2.81        $2.24
            CITIZENS BANCSHARES, INC. AND SUBSIDIARY
   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
           THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                    (In thousands of dollars)

                                           2001        2000
Cash flows from operating activities
  Net income                                  $323         $372
  Adjustments to reconcile net income
    to net cash provided by operating
    activities                                 321          264
      Net cash provided by operating
        activities                             644          636

Cash flows from investing activities
  Maturities and calls of securities         6,210           70
  Purchases of securities                  (8,186)      (4,816)
  Net decrease/(increase) in interest-
    bearing deposits with banks            (2,080)          594
  Net (increase)/decrease in loans           3,129      (1,030)
  Purchases of premises and equipment         (36)         (13)
    Net cash (used) by investing
      activities                             (963)      (5,195)

Cash flows from financing activities
  Net increase in deposits                   9,455        8,832
    Net cash provided by financing
      activities                             9,455        8,832

Net increase in cash and cash
  equivalents                                9,136        4,273
Cash and cash equivalents at
  beginning of year                         11,681        8,648

Cash and cash equivalents at
  end of period                             20,817       12,921

Income taxes paid                                -            -

Interest paid                                1,443        1,210

Foreclosed real estate acquired in
  satisfaction of loans                         69          288
            CITIZENS BANCSHARES, INC. AND SUBSIDIARY

NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's latest annual report on Form 10-KSB. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full year ending December 31, 2001.
            CITIZENS BANCSHARES, INC. AND SUBSIDIARY

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

Citizens Bank, Ville Platte, Louisiana is a commercial banking institution formed in 1975 under the banking laws of the State of Louisiana. The bank operates a main office located in the City of Ville Platte, Louisiana and also operates branch facilities in the Town of Mamou, Louisiana and the Village of Pine Prairie, Louisiana. The Bank offers a full range of traditional commercial banking services, including demand, savings, and time deposits, consumer, commercial, agriculture, and real estate loans, safe-deposit boxes, two credit card plans, VISA and MASTERCARD. Drive-in facilities are located at all banking locations with ATM service at the main office and Mamou branch.

FINANCIAL CONDITION

Total assets of the Company increased by $10,228,000 or 8.62%, from $118,650,000 at December 31, 2000 to $128,878,000 at
March 31, 2001. The increase is attributed to an increase in fed funds sold, interest bearing deposits with other banks and deposits.

Earning assets, which include loans, investment securities, federal funds sold, and deposits in other banks were 93.60% of total assets at March 31, 2001.

Fed Funds showed an increase of $9,250,000 or 110.12% at March
31, 2001. There was a decrease in securities of $1,278,000 or 3.53% at March 31, 2001.

The Bank maintains an allowance for loan losses against which impaired or uncollectible loans are charged. The balance in the allowance for loan losses was $1,149,000 at March 31, 2001, which represents 1.77% of total loans outstanding on that date. Provisions to the allowance for loan losses, which were charged to net income as of March 31, 2001, totaled $30,000. Management evaluates the adequacy of the allowance for loan losses on a monthly basis by monitoring the balance in total loans as well as the past due, nonaccrual, classified, and other problem loans. On the basis of this evaluation, the allowance for loan losses is considered adequate to meet possible future charges for losses in the existing loan portfolio. At March 31, 2001, past due loans to total loans were 1.83%.

With interest earned on investment securities being one of the primary sources of income, investment securities decreased by $1,278,000 or 3.53% at March 31, 2001. The following chart shows what our portfolio is made up of as of March 31, 2001:

     U.S. Government Agencies           44.04%
     Mortgage-Backed Securities         35.29%
     Municipal Securities                    20.67%

As of March 31, 2001, securities classified as "held to maturity" had an amortized cost/recorded value of $7,666,000 and a fair value of $7,805,000; securities classified as "available for sale" had a fair value of $27,242,000 and an amortized cost of $26,997,000.

With deposits being the Bank's primary source of funds, both time and demand, total deposits increased $9,457,000 or 9.00% from $105,087,000 at December 31, 2000 to $114,544,000 at
March 31, 2001. Time deposits $100,000 and greater increased by $5,188,000 or 18.10%.

The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate spread between interest-earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Major elements of the Bank's overall liquidity management capabilities and financial resources are
(1) core deposits, (2) closely managed maturity structure of loans and deposits, (3) sale and maturity of assets (primarily investment securities), and, if necessary, (4) extensions of credit, including federal funds purchased and securities sold under repurchase agreements. With the Bank's asset/liability management program, most loan and deposit changes can be anticipated without an adverse impact on earnings. At March 31, 2001, the Bank's liquidity ratio was 44.33%.

RESULTS OF OPERATIONS

For the first quarter of 2001, the Company reported net income of $323,000 or $2.81 per average share. Net return on assets was 1.05% and net return on equity was 9.99%.

Net interest income is the Company's principal source of revenue and is measured by the difference between interest income earned on loans and investments and interest expense incurred on deposits. At March 31, 2001, the Bank's net interest margin was 2.94%, a slight decrease from March 31, 2000, which at that time the net interest margin was 3.28%. Net interest income decreased $81,000, or 8.46% in 2001 to $877,000 compared to $958,000 at March 31, 2000. The reason for such decrease was $100,000 or 4.70% increase in interest income which was offset by a $181,000 or 15.48% increase in interest expense.

Non-interest income, increased by $117,000 or 59.69% mainly due to called securities resulting in a premium paid to the bank of $97,000 in comparing March 31, 2001 to March 31, 2000.

Non-interest expense includes salaries and employee benefits, occupancy and equipment expense, and other expense. Non-interest expense amounted to $707,000 at March 31, 2001, a $62,000 or 9.61% increase from March 31, 2000. Salaries and employee benefits being the main expense showed an increase of $43,000 or 12.54%.

CAPITAL ADEQUACY

Primary capital (shareholders' equity plus a portion of the allowance for loan losses) as a percent of adjusted total assets is one of the standard measures of capital adequacy used by bank regulators. This and other measurement ratios serve as the underlying basis for evaluating the Bank's capital adequacy and for determining the Bank's insurance fund deposit assessment charges. At March 31, 2001, the Bank's ratios were as follows:

             Risk Based Capital    20.43%
             Tier 1 Capital        19.01%
             Leverage Ratio        10.23%

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

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits - None.

(b) The Company has not filed any reports on Form 8-K during the quarter ended March 31, 2001.
                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CITIZENS BANCSHARES, INC.



CARL W. FONTENOT
PRESIDENT & CEO



WAYNE VIDRINE
EXECUTIVE VICE PRESIDENT-TREASURER