Form 10QSB
period 2001-06-30
CITIZENS BANCSHARES INC /LA/
filed 2001-08-03
CIK 715762

UNITED STATES
                SECURITIES AND EXCHANGE COMMSSION
                     Washington, D.C.  20549

                           FORM 10-QSB

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2001

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      Class of          Number of Shares
    Common Equity          Outstanding             As of

    Common stock,            114,855           June 30, 2001
    $5 Par Value

            CITIZENS BANCSHARES, INC. AND SUBSIDIARY


                                CONTENTS

PART I.  FINANCIAL INFORMATION

Condensed Consolidated Balance Sheet - June 30, 2001

Condensed  Consolidated  Statements of Income  and  Comprehensive
Income - Six and three months ended June 30, 2001 and 2000

Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 2001 and 2000

Note to Condensed Consolidated Financial Statements

Management's  Discussion and Analysis of Financial Condition  and
Results of Operations

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
Item 4.  Submission of Matters to a Vote of Security Holders
Item 6.  Exhibits and Reports on Form 8-K
PART I.  FINANCIAL INFORMATION

            CITIZENS BANCSHARES, INC. AND SUBSIDIARY
        CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                          June 30, 2001
                    (In thousands of dollars)

ASSETS
Cash and due from banks                                $2,448
Federal funds sold                                     15,850
  Cash & cash equivalents                              18,298
Interest-bearing deposits with banks                    4,061
Securities available for sale, at fair values          27,845
Securities held to maturity                             7,921
Loans receivable, net of allowance for loan
  losses of $1,166                                     65,969
Premises and equipment                                  2,855
Other assets                                            2,114
  Total assets                                       $129,063

LIABILITIES
Demand deposits                                       $11,686
Savings, NOW and money-market deposits                 18,501
Time deposits $100,000 and more                        33,339
Other time deposits                                    50,875
  Total deposits                                      114,401
Accrued expenses and other liabilities                  1,455
  Total liabilities                                   115,856

SHAREHOLDERS' EQUITY
Common Stock $5 par value, 300,000 shares
  authorized, 115,000 shares issued and
  outstanding                                             575
Additional paid-in capital                                825
Treasury stock at cost, 145 shares                        (6)
Retained earnings                                      11,623
Accumulated other comprehensive income                    190
  Total shareholders' equity                           13,207
  Total liabilities and shareholders' equity         $129,063
            CITIZENS BANCSHARES, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              AND COMPREHENSIVE INCOME (UNAUDITED)
         SIX AND THREE MONTHS ENDED JUNE 30, 2001 & 2000
        (In thousands of dollars, except per share data)

                               Year-to-Date    Quarter-to-Date
                              2001     2000     2001     2000
Interest income
  Loans receivable            $2,977   $2,802   $1,494   $1,445
  Taxable securities             847      934      409      487
  Tax-exempt securities          156      194       80       93
  Federal funds sold             349      271      171      121
  Deposits with banks            110      133       58       60
    Total interest income      4,439    4,334    2,212    2,206

Interest expense
  Savings, NOW & money-
    market deposits              271      219      140      112
  Time deposits
    $100,000 and more            965      819      495      413
  Other time deposits          1,490    1,334      741      678
    Total interest expense     2,726    2,372    1,376    1,203

Net interest income            1,713    1,962      836    1,003
Provision for loan losses         60       68       30       38
  Net interest income after
  provision for loan losses    1,653    1,894      806      965

Non-interest income
  Gain on securities called      138        -       41        -
  Other non-interest income      432      377      205      181
 Total non-interest income       570      377      246      181

Non-interest expense
  Salaries and employee
    benefits                     757      696      371      353
  Other expense                  651      582      319      280
 Total non-interest expense    1,408    1,278      690      633

Income before income taxes       815      993      362      513
Income tax expense               243      250      113      144

Net income                      $572     $743     $249     $369

Other comprehensive income,      134    (130)       28       23
  net of tax

Comprehensive income            $706     $613     $277     $392

Net income per share of        $4.98    $6.47    $2.17    $3.21
  common stock
            CITIZENS BANCSHARES, INC. AND SUBSIDIARY
   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
             SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                    (In thousands of dollars)

                                           2001        2000
Cash flows from operating activities
  Net income                                  $572         $743
  Adjustments to reconcile net income
    to net cash provided by operating
    activities                                 602          306
      Net cash provided by operating
        activities                           1,174        1,049

Cash flows from investing activities
  Maturities and calls of securities        20,196          175
  Purchases of securities                 (19,504)      (5,451)
  Net decrease/(increase) in interest-
    bearing deposits with banks            (1,981)        2,279
  Net (increase)/decrease in loans         (2,502)      (3,627)
  Purchases of premises and equipment         (81)         (43)
    Net cash (used) by investing
      activities                           (3,872)      (6,667)

Cash flows from financing activities
  Net increase in deposits                   9,315        9,393
    Net cash provided by financing
      activities                             9,315        9,393

Net increase in cash and cash
  equivalents                                6,617        3,775
Cash and cash equivalents at
  beginning of year                         11,681        8,648

Cash and cash equivalents at
  end of period                            $18,298      $12,423

Income taxes paid                             $221         $259

Interest paid                               $2,750       $2,290

Foreclosed real estate acquired in
  satisfaction of loans                        $68        $ 378
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

FINANCIAL CONDITION

Total assets of the Company increased by $10,413,000 or 8.78%, from $118,650,000 at December 31, 2000 to $129,063,000 at June
30, 2001. The increase is attributed to an increase in fed funds sold, loans, interest-bearing deposits with other banks and deposits.

Earning assets, which include loans, investment securities, federal funds sold, and deposits in other banks were 94.25% of total assets at June 30, 2001.

Loans showed an increase of $2,374,000 or 3.73% for the six months ended June 30, 2001. There was an increase in federal funds sold of $7,450,000 or 88.69% during the same period.

The Bank maintains an allowance for loan losses against which impaired or uncollectible loans are charged. The balance in the allowance for loan losses was $1,166,000 at June 30, 2001, which represents 1.74% of total loans outstanding on that date. Provisions to the allowance for loan losses, which were charged to net income as of June 30, 2001, totaled $60,000. Management evaluates the adequacy of the allowance for loan losses on a monthly basis by monitoring the balance in total loans as well as the past due, nonaccrual, classified, and other problem loans. On the basis of this evaluation, the allowance for loan losses is considered adequate to meet possible future charges for losses in the existing loan portfolio. At June 30, 2001, past due loans to total loans were 1.94%.

Investment securities decreased by only $420,000 or 1.16% for the six months ended June 30, 2001. The following chart lists the makeup of the portfolio as of June 30, 2001:

     U.S. Government Agencies           35.95%
     Mortgage-Backed Securities         43.13%
     Municipal Securities                    20.92%

As of June 30, 2001, securities classified as "held to maturity" had an amortized cost/recorded value of $7,921,000 and a fair value of $8,066,000; securities classified as "available for sale" had a fair value of $27,845,000 and an amortized cost of $27,556,000.

Deposits are the Bank's primary source of funds. Total deposits increased $9,314,000 or 8.86% from $105,087,000 at
December  31,  2000 to $114,401,000 at June  30,  2001.   Time
deposits $100,000 and more increased by $4,676,000 or 16.31% during the same period.

The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate spread between interest-earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Major elements of the Bank's overall liquidity management capabilities and financial resources are
(1) core deposits, (2) closely managed maturity structure of loans and deposits, (3) sale and maturity of assets (primarily investment securities), and, if necessary, (4) extensions of credit, including federal funds purchased and securities sold under repurchase agreements. With the Bank's asset/liability management program, most loan and deposit changes can be anticipated without an adverse impact on earnings. At June 30, 2001, the Bank's liquidity ratio was 42.92%.

RESULTS OF OPERATIONS

For the second quarter of 2001, the Company reported net income of $572,000 or $4.98 per average share outstanding.
Net return on assets was .91% and net return on equity was 8.11%.

Net interest income is the Company's principal source of revenue and is measured by the difference between interest income earned on loans and investments and interest expense incurred on deposits. At June 30, 2001, the Bank's net interest margin was 2.53%, a decrease from the June 30, 2000 net interest margin of 3.30%. During the falling rate environment of the first six months of 2001, the Company has experienced a "squeeze" in its net interest. Net interest income decreased $249,000, or 12.69% in 2001 to $1,713,000, compared to $1,962,000 at June 30, 2000. The reason for such decrease was a $105,000 or 2.42% increase in interest income, which was offset by a $354,000 or 14.92% increase in interest expense.

Non-interest income, increased by $193,000 or 51.19% mainly due to gains on called securities of $138,000 for the six months ended June 30, 2001.

Non-interest expense includes salaries and employee benefits, occupancy and equipment expense, and other expense. Non-interest expense amounted to $1,408,000 at June 30, 2001, a $130,000 or 10.17% increase from June 30, 2000. Salaries and employee benefits are the main expense and increased by $61,000 or 8.76%.

CAPITAL ADEQUACY

Primary capital (shareholders' equity plus a portion of the allowance for loan losses) as a percent of adjusted total assets is one of the standard measures of capital adequacy used by bank regulators. This and other measurement ratios serve as the underlying basis for evaluating the Bank's capital adequacy and for determining the Bank's insurance fund deposit assessment charges. At June 30, 2001, the Bank's ratios were as follows:

             Risk Based Capital    20.36%
             Tier 1 Capital        19.11%
             Leverage Ratio         9.97%

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

Item 4.  Submission of Matters to a Vote of Security Holders

Pursuant  to  a  notice  of  meeting  mailed  March  12,  2001 accompanied by a proxy statement, the annual meeting of shareholders was held April 12, 2001. Proxies for the annual meeting were solicited pursuant to Regulation 14A. No solicitation was made in opposition to management's nominees for the Board of Directors as listed in the Proxy Statement. All of the following nominees were duly nominated and elected:

     Carl W. Fontenot         K. Wayne Vidrine
     Eugene Fontenot               E.J. Deville
     Jules Hebert             Fredrick Phillips
     Joseph West              Roderick Young
     C. Brent Coreil               Bryan L. Fontenot
     Anita F. Melancon        Brod Veillon


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits -      None.

(b) The Company has not filed any reports on Form 8-K during the quarter ended June 30, 2001.
                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CITIZENS BANCSHARES, INC.



CARL W. FONTENOT
PRESIDENT & CEO



WAYNE VIDRINE
EXECUTIVE VICE PRESIDENT-TREASURER