Form 10QSB
period 2001-09-30
CITIZENS BANCSHARES INC /LA/
filed 2001-10-30
CIK 715762

UNITED STATES
                SECURITIES AND EXCHANGE COMMSSION
                     Washington, D.C.  20549

                           FORM 10-QSB

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30,2001

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      Class of          Number of Shares
    Common Equity          Outstanding             As of

    Common stock,            114,855         September 30, 2001
    $5 Par Value

            CITIZENS BANCSHARES, INC. AND SUBSIDIARY


                                CONTENTS

PART I.  FINANCIAL INFORMATION

Condensed Consolidated Balance Sheet - September 30, 2001

Condensed  Consolidated  Statements of Income  and  Comprehensive
Income - Nine and three months ended September 30, 2001 and 2000

Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 2001 and 2000

Note to Condensed Consolidated Financial Statements

Management's  Discussion and Analysis of Financial Condition  and
Results of Operations

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
Item 6.  Exhibits and Reports on Form 8-K
PART I.  FINANCIAL INFORMATION

            CITIZENS BANCSHARES, INC. AND SUBSIDIARY
        CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                       September 30, 2001
                    (In thousands of dollars)

ASSETS
Cash and due from banks                                $3,134
Federal funds sold                                     10,825
  Cash & cash equivalents                              13,959
Interest-bearing deposits with banks                    4,457
Securities available for sale, at fair values          31,052
Securities held to maturity                             7,705
Loans receivable, net of allowance for loan
  losses of $1,185                                     66,274
Premises and equipment                                  2,804
Other assets                                            1,924
  Total assets                                       $128,175

LIABILITIES
Demand deposits                                       $11,736
Savings, NOW and money-market deposits                 17,624
Time deposits $100,000 and more                        32,506
Other time deposits                                    51,804
  Total deposits                                      113,670
Accrued expenses and other liabilities                  1,152
  Total liabilities                                   114,822

SHAREHOLDERS' EQUITY
Common Stock $5 par value, 300,000 shares
  authorized, 115,000 shares issued and
  Outstanding                                             575
Additional paid-in capital                                825
Treasury stock at cost, 145 shares                        (6)
Retained earnings                                      11,847
Accumulated other comprehensive income                    112
  Total shareholders' equity                           13,353
  Total liabilities and shareholders' equity         $128,175
            CITIZENS BANCSHARES, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              AND COMPREHENSIVE INCOME (UNAUDITED)
      NINE AND THREE MONTHS ENDED September 30, 2001 & 2000
        (In thousands of dollars, except per share data)

                               Year-to-Date    Quarter-to-Date
                              2001     2000     2001     2000
Interest income
  Loans receivable            $4,521   $4,380   $1,543   $1,578
  Taxable securities           1,285    1,432      449      498
  Tax-exempt securities          235      267       68       73
  Federal funds sold             456      381      106      110
  Deposits with banks            165      174       55       41
    Total interest income      6,662    6,634    2,221    2,300

Interest expense
  Savings, NOW & money-
    market deposits              405      466      134      247
  Time deposits
    $100,000 and more          1,433    1,139      467      320
  Other time deposits          2,193    2,050      703      716
    Total interest expense     4,031    3,655    1,304    1,283

Net interest income            2,631    2,979      917    1,017
Provision for loan losses         90      104       30       36
  Net interest income after
  provision for loan losses    2,541    2,875      887      981

Non-interest income
  Gain on securities called      138        -        -        -
  Other non-interest income      589      542      177      165
 Total non-interest income       727      542      177      165

Non-interest expense
  Salaries and employee
    benefits                   1,162    1,085      404      389
  Other expense                  978      877      347      295
 Total non-interest expense    2,140    1,962      751      684

Income before income taxes     1,128    1,455      313      462
Income tax expense               332      416       89      166

Net income                      $796   $1,039     $224     $296

Other comprehensive income,       56       76     (78)      206
  net of tax

Comprehensive income            $852   $1,115     $146     $502

Net income per share of        $6.93    $9.05    $1.95    $2.58
  common stock
            CITIZENS BANCSHARES, INC. AND SUBSIDIARY
   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
          NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                    (In thousands of dollars)

                                           2001        2000
Cash flows from operating activities
  Net income                                  $796       $1,039
  Adjustments to reconcile net income
    to net cash provided by operating
    activities                                 547          449
      Net cash provided by operating
        activities                           1,343        1,488

Cash flows from investing activities
  Maturities and calls of securities        23,166          316
  Purchases of securities                 (25,514)      (5,451)
  Net decrease/(increase) in interest-
    bearing deposits with banks            (2,377)        3,170
  Net (increase) in loans                  (2,855)      (2,398)
  Purchases of premises and equipment         (68)        (129)
    Net cash (used) by investing
      activities                           (7,648)      (4,492)

Cash flows from financing activities
  Net increase in deposits                   8,583        2,486
    Net cash provided by financing
      activities                             8,583        2,486

Net increase/(decrease)in cash and
cash equivalents                             2,278        (518)

Cash and cash equivalents at
  beginning of year                         11,681        8,648

Cash and cash equivalents at
  end of period                            $13,959       $8,130

Income taxes paid                             $301         $429

Interest paid                               $4,066       $3,515

Foreclosed real estate acquired in
  satisfaction of loans                        $86         $387
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

FINANCIAL CONDITION

Total assets of the Company increased by $9,525,000 or 8.03%, from $118,650,000 at December 31, 2000 to $128,175,000 at
September 30, 2001. The increase is attributed to an increase in loans and deposits.

Earning assets, which include loans, investment securities, federal funds sold, and deposits in other banks were 93.87% of total assets at September 30, 2001.

Net loans showed an increase of $2,679,000 or 4.21% for the nine months ended September 30, 2001. There was an increase in securities of $2,571,000 or 7.10% during the same period.

The Bank maintains an allowance for loan losses against which impaired or uncollectible loans are charged. The balance in the allowance for loan losses was $1,185,000 at September 30, 2001, which represents 1.76% of total loans outstanding on that date. Provisions to the allowance for loan losses, which were charged to net income as of September 30, 2001, totaled $90,000. Management evaluates the adequacy of the allowance for loan losses on a monthly basis by monitoring the balance in total loans as well as the past due, nonaccrual, classified, and other problem loans. On the basis of this evaluation, the allowance for loan losses is considered adequate to meet possible future charges for losses in the existing loan portfolio. At September 30, 2001, past due loans to total loans were 1.41%.

Investment securities increased by $2,571,000 or 7.10% for the nine months ended September 30, 2001. The following chart lists the makeup of the portfolio, based on amortized costs, as of September 30, 2001:

     U.S. Government Agencies           42.94%
     Mortgage-Backed Securities         37.09%
     Municipal Securities                    19.97%

As of September 30, 2001, securities classified as "held to maturity" had an amortized cost/recorded value of $7,705,000 and a fair value of $7,914,000; securities classified as "available for sale" had a fair value of $31,052,000 and an amortized cost of $30,881,000.

Deposits are the Bank's primary source of funds. Total deposits increased $8,583,000 or 8.17% from $105,087,000 at
December 31, 2000 to $113,670,000 at September 30, 2001.  Time
deposits $100,000 and more increased by $3,843,000 or 13.41% during the same period.

The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate spread between interest-earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Major elements of the Bank's overall liquidity management capabilities and financial resources are
(1) core deposits, (2) closely managed maturity structure of loans and deposits, (3) sale and maturity of assets (primarily investment securities), and, if necessary, (4) extensions of credit, including federal funds purchased and securities sold under repurchase agreements. With the Bank's asset/liability management program, most loan and deposit changes can be anticipated without an adverse impact on earnings. At September 30, 2001, the Bank's liquidity ratio was 42.56%.

RESULTS OF OPERATIONS

For the nine months ended September 30, 2001, the Company reported net income of $796,000 or $6.93 per average share outstanding. Net return on assets was .83% and net return on equity was 7.39%.

Net interest income is the Company's principal source of revenue and is measured by the difference between interest income earned on loans and investments and interest expense incurred on deposits. At September 30, 2001, the Bank's net interest margin was 2.72%, a decrease from September 30, 2000, which at that time the net interest margin was 3.39%. During the falling rate environment of the first nine months of 2001, the Company has experienced a "squeeze" in its net interest income. Net interest income decreased $348,000, or 11.68% in 2001 to $2,631,000, compared to $2,979,000 at September 30,
2000. The reason for such decrease was a $28,000 or .42% increase in interest income, which was offset by a $376,000 or 10.29% increase in interest expense.

Non-interest income, increased by $185,000 or 34.13% mainly due to gains on called securities of $138,000 for the nine months ended September 30, 2001.

Non-interest expense includes salaries and employee benefits, occupancy and equipment expense, and other expense. Non-interest expense amounted to $2,140,000 at September 30, 2001, a $178,000 or 9.07% increase from September 30, 2000. Salaries and employee benefits are the main expense and increased by $77,000 or 7.10%.

CAPITAL ADEQUACY

Primary capital (shareholders' equity plus a portion of the allowance for loan losses) as a percent of adjusted total assets is one of the standard measures of capital adequacy used by bank regulators. This and other measurement ratios serve as the underlying basis for evaluating the Bank's capital adequacy and for determining the Bank's insurance fund deposit assessment charges. At September 30, 2001, the Bank's ratios were as follows:

             Risk Based Capital    20.59%
             Tier 1 Capital        19.34%
             Leverage Ratio        10.06%

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


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits -      None.

(b) The Company has not filed any reports on Form 8-K during the quarter ended September 30, 2001.
                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CITIZENS BANCSHARES, INC.



CARL W. FONTENOT
PRESIDENT & CEO



WAYNE VIDRINE
EXECUTIVE VICE PRESIDENT-TREASURER