Form 10KSB
period 2001-12-31
CITIZENS BANCSHARES INC /LA/
filed 2002-03-12
CIK 715762

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-KSB

     (Mark One)

(X)   ANNUAL  REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934 (Fee Required)

           For the Fiscal Year Ended December 31, 2001

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (x)

State issuer's revenues for its most recent year. $9,642,000

State the aggregate market value of the voting stock held by non-
affiliates* of the issuer as of February 4, 2002 (based on $40.00 per share).
                           $2,509,000

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practical date.

                 Common Stock, $5.00 par value,
       114,855 shares outstanding as of February 4, 2002.

              DOCUMENTS INCORPORATED BY REFERENCE:

                                       Part of Form 10-KSB
  Documents Incorporated             into which Incorporated
Definitive Proxy Statement                  Part III
   for the 2002 Annual
 Meeting of Shareholders

  2001 Annual Report to                      Part II
       Shareholders

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

COMPETITION

The Bank competes actively with national and state banks and savings and loan institutions in Louisiana for all types of loans and deposits. The Bank competes for loans with other financial institutions, such as insurance companies, real estate investment trusts, savings and loans, small loan companies, credit unions and certain government agencies. There are 5 financial institutions in Evangeline Parish with a total of 11 banking offices.

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

EMPLOYEES

As of December 31, 2001, the Company and the Bank had approximately 47 full-time equivalent employees. The Company has no salaried employees, although certain executive officers hold parallel positions with the Bank. No employees are represented by unions or other bargaining units, and management considers its relations with employees to be satisfactory.

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


SUPPLEMENTAL FINANCIAL INFORMATION

Supplemental financial information for Citizens Bancshares,  Inc.
and subsidiary is set forth below and on the following pages:

INVESTMENT SECURITIES

Maturities and weighted average yields on investments as of December 31, 2001 (in thousands of dollars):


                                 Held to        Available
                                Maturity        For Sale
U.S. Treasury securities
 Within 1 year                    $0      0%      $0      0%
 After 1 but within 5 years        0       0       0       0
Subtotals                          0       0       0       0

U.S. Government Securities
 Within 1 year                     0       0   1,018    5.98
 After 1 but within 5 years        0       0  21,641    4.89
Subtotals                          0       0  22,659    4.94

State & political
subdivisions
 Within 1 year                 1,351    7.67       0       0
 After 1 but within 5 years    6,051    6.33       0       0
 After 5 but within 10 years     543    6.68       0       0
Subtotals                      7,945    6.58       0       0

Mortgage-backed securities         0    0.00  11,845    5.58

Totals                        $7,945   6.58% $34,504   5.16%


The above weighted average yield on tax-exempt obligations are not computed on a tax-equivalent basis. Yields on available for sale securities are computed on historical amortized cost.

No securities of any single issuer which totaled 10% or more of shareholders equity were held at December 31, 2001.

LOANS

A distribution of the loan portfolio at December 31, 2001 and 2000 is summarized as follows (in thousands of dollars):

                                2001                2000
Commercial                $18,070    27.73%   $17,504    27.52%
Real Estate Mortgage       27,727     42.56    26,576     41.79
Agricultural                7,172     11.01     7,779     12.23
Consumer                   13,520     20.75    13,160     20.69
Overdrafts                     11      0.02        18      0.03
Gross loans                66,500    102.07    65,037    102.26
Unearned income             (174)     (.27)     (313)     (.49)
Allowance for loan loss   (1,177)    (1.80)   (1,129)    (1.77)
Net loans                 $65,149   100.00%   $63,595   100.00%

LOAN MATURITY AND INTEREST RATE SENSITIVITY

Maturities of commercial and agricultural loans at December 31, 2001 are summarized below (in thousands of dollars):

                                            Over      Over
                                One Year   One to     Five
                       Total    or Less   Five Yrs   Years

Commercial             $18,070   $10,666    $5,015    $2,389
Agricultural             7,172     4,996     1,585       591

Commercial and Agricultural loans due after one (1) year that have fixed and adjustable rates are as follows (in thousands of dollars):

                                 Fixed    Adjustable
                       Total     Rates       Rates

Commercial              $7,404    $6,768         $636
Agricultural             2,176     1,924          252

INTEREST RATE SENSITIVITY AND LIQUIDITY

The following table shows the interest rate sensitivity gaps for different time periods and the cumulative interest rate sensitivity gaps for the same periods as of December 31, 2001. Loans for which the accrual of interest has been discontinued have not been included (in thousands of dollars).

                                  1-3        4-6       7-12
                      Float     Months     Months     Months

Securities                 $0     $3,294     $1,884     $7,311
Fixed Loans             1,230      5,865      5,061     10,498
Floating Loans            437      1,559        498      1,174
Fed Funds & CD's        7,000      2,180        495      1,683
Totals                  8,667     12,898      7,938     20,666

CD & IRA > 100M             0      9,538     11,106      8,660
CD & IRS < 100M         1,903     17,878     11,070     14,470
IMM Accounts            4,636          0          0          0
Christmas Club              0          0          0         58
Savings/Now Accts       1,185          0          0          0
Totals                  7,724     27,416     22,176     23,188

Gap                       943   (14,518)   (14,238)    (2,522)

Cumulative Gap           $943  ($13,575)  ($27,813)  ($30,335)

                      13-18      19-24     Over 2
                     Months     Months      Years      Total

Securities             $4,068     $4,195    $24,612    $45,364
Fixed Loans             5,618      4,480     23,531     56,283
Floating Loans          1,025        366      4,985     10,044
Fed Funds & CD's            0        594          0     11,952
Totals                 10,711      9,635     53,128    123,643

CD & IRA > 100M         2,084      1,315        713     33,416
CD & IRA < 100M         4,207      2,250        505     52,283
IMM Accounts                0          0          0      4,636
Christmas Club              0          0          0         58
Savings/Now Accts           0          0     12,716     13,901
Totals                  6,291      3,565     13,934    104,294

Gap                     4,420      6,070     39,194     19,349

Cumulative Gap      ($25,915)  ($19,845)    $19,349         $0

RISK ELEMENTS

The following summarizes non-performing loans at December 31, 2001 and 2000 (in thousands of dollars):

                                      2001         2000

Nonaccrual loans                            $0          $14
Loans past due 90 days or more as
 to principal or interest and
 still accruing interest                   117          150
Restructured loans not included
  Above                                     47          180
Totals                                    $164         $344

Interest on such loans, had they remained current and in accordance with their original terms, would have been (in thousands of dollars):

                                      2001         2000

Nonaccrual loans                            $4          $13
Restructured loans                          16           17
Totals                                     $20          $30

Interest collected on nonaccrual and restructured loans amounted to $907 for 2001 and $4,400 for 2000.

Other nonperforming assets are(in thousands of dollars):

                                      2001         2000
Real estate
acquired in satisfaction of loans         $145         $456

Citizens Bank follows a close policy in scrutinizing past due loans and their placement in non-accrual status, as dictated by the Bank's loan policy. Policy dictates that any loan delinquent
for   a  period  of  ninety  (90)  days,  unless  the  collateral supporting  the loan is sufficient to cover the accrued  interest
in   addition  to  the  principal  balance  and  in  process   of
collection, will be placed in non-accrual status. Such loans are not charged-off; however, interest is no longer accrued. Accrued interest is charged against either interest income or the allowance for possible loan losses at the time a loan becomes non-accrual, depending on the reporting period in which such interest had accrued. The officers' Loan Committee reviews the Bank's non-accrual listing monthly and determines whether a loan should remain on non-accrual status, be returned to accruing status, or be charged-off. The Board of Directors is provided a listing of non-accrual loans at its monthly meetings. After review, the Board recommends to management to take any appropriate steps for collection and/or measures to protect the Bank's position.

A detail of the activity in the allowance for possible loan losses for the past two (2) years and its relationship to year-end loans outstanding follows (in thousands of dollars):

                                          2001      2000
Allowance for possible loan losses at
  January 1                               $1,129    $1,029
Loans charged off:
Commercial                                     0        21
Credit cards                                  28        11
Real estate - mortgage                         4        26
Agricultural                                   0         0
Consumer                                      43        50
Other (overdrafts)                             1         1
  Total charged off                           76       109

Recoveries:
Commercial                                     0         5
Credit cards                                   5        11
Real estate - mortgage                         2         0
Agricultural                                   0         0
Consumer                                      16        51
Other (overdrafts)                             1         1
  Total recoveries                            24        68

Net loans charged off                         52        41
Provision charged to operating expense       100       141

Allowance for possible loan losses at
  December 31                             $1,177    $1,129

Loans outstanding at December 31         $66,326   $64,724

Average loans outstanding for the year   $66,217   $63,777

Ratio of net charge-offs to average
  loans outstanding                        0.08%     0.06%

Ratio of allowance to loans
  outstanding at year end                  1.77%     1.74%

The provision for possible loan losses which is charged to income from operations is based upon the changes in the loan portfolio, the amount of net loan losses incurred and management's estimates of potential future losses based on several factors including, but not limited to, current economic conditions, loan portfolio composition, non-accrual loans, problem loans, and prior loan loss experience. The provision for loan losses was $100,000 in 2001 and $141,000 in 2000.

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

An allocation of the allowance for possible loan losses by major categories of loans follows (in thousands of dollars):

                      2001                    2000
                         Percent of              Percent of
                          loans in                loans in
                            Each                    each
             Allowance    category    Allowance   category
                             to                      to
               Amount       total      Amount       total
                            loans                   loans

Commercial        $   0       27.17%        $216      26.91%
Real estate          56       41.69%         267      40.86%
Agriculture           0       10.79%         116      11.96%
Installment       1,108       20.33%         520      20.24%
Other                13        0.02%          10       0.03%

Totals           $1,177      100.00%      $1,129     100.00%

Deposits

The following is a distribution of average deposits for the two years ended December 31 (in thousands of dollars):

                                          2001      2000

Demand deposits                          $11,877   $11,496
Savings and NOW accounts                  17,721    19,198
Time deposits $100,000 and more           32,728    26,463
Other time deposits                       51,118    49,574
Totals                                  $113,444  $106,731

The following is a maturity distribution of certificates of deposit $100,000 and more as of December 31 (in thousands of dollars):

                                          2001      2000

Three months and under                   $10,069    $8,687
Over three months through six months      11,005     7,158
Over six months through twelve months      8,660     8,122
Over twelve months                         4,113     4,696
Totals                                   $33,847   $28,663

Return on Equity and Assets

                                          2001      2000

Return on average assets                    .79%     1.02%
Return on average equity                   7.68%    10.51%
Dividend payout ratio                     15.41%    11.30%
Average equity to average assets          10.23%     9.72%

Rate/Volume Analysis

A comparative analysis of the increases and decreases in the major categories of interest income and expense resulting from changes in rate and volume for the periods indicated follows. Changes, which are not due solely to rate or volume, have been allocated proportionally.

                                    2001/2000 Due to
(In thousands of dollars)       Rate     Volume    Total
Interest-earning assets:
  Interest-bearing deposits      $(40)       $47        $7
  Federal funds sold             (238)       235       (3)
  US Treasury securities             0         0         0
  US Government agencies         (162)       (7)     (169)
  State and municipal(1)          (16)      (35)      (51)
  Loans, net                     (146)       218        72
Total interest income(1)         (602)       458     (144)

Interest-bearing funds:
  Savings and NOW accounts        (18)      (45)      (63)
  Time deposits >or=              (78)       358       280
$100,000
  Other time deposits             (52)        86        34
Total interest expense           (148)       399       251

Net interest income(1)          $(454)       $59    $(395)

                                    2000/1999 Due to
(In thousands of dollars)       Rate     Volume    Total
Interest-earning assets:
  Interest-bearing deposits        $42    $(123)     $(81)
  Federal funds sold               107      (48)        59
  US Treasury securities             0      (42)      (42)
  US Government agencies           137       227       364
  State and municipal(1)           (5)       (4)       (9)
  Loans, net                        45       561       606
Total interest income(1)           326       571       897

Interest-bearing funds:
  Savings and NOW accounts          41        17        58
  Time deposits >or=                84       190       274
$100,000
  Other time deposits              160        36       196
Total interest expense             285       243       528

Net interest income(1)             $41      $328      $369

(1) = Fully taxable equivalent basis using a 34% tax rate.

AVERAGE BALANCES, INTEREST AND AVERAGE RATES

The following table shows the major consolidated assets and liabilities, together with their respective interest amounts and rates earned or paid by the company. Cash basis and renegotiated loans are included in the averages to determine an effective yield on all loans. The average balances are principally daily averages (in thousands of dollars):

                                            2001
                                          Interest    Average
                                Average    Income/    Yield/
                                Balance    Expense     Rate
Earning Assets
 Interest Bearing Deposits        $4,122       $218      5.29%
 Federal Funds Sold               13,329        515       3.86
 U.S. Treasury                         0          0          0
 U.S. Government                  30,111      1,710       5.68
 State & Municipal (1)             7,473        511       6.84
 Loans, net                       65,055      5,951       9.15
Total Earning Assets             120,090      8,905       7.42
 Cash & Due from Banks             2,728
 Premises & Equipment              2,893
 Other Assets                      2,353

Total Assets                    $128,064

Liabilities &
Shareholders Equity
Interest Bearing funds
 Savings & Now                   $17,720        535       3.02
 Time Deposit $100,000            32,728      1,857       5.67
 Other Time Deposits              51,118      2,838       5.55
Total Int. Bearing               101,566      5,230       5.15
 Demand Deposits                  11,877
 Accrued Interest &
 Other Liabilities                 1,519
Total Liabilities                114,962
Shareholder's Equity              13,102

Total Liabilities &
Shareholders Equity             $128,064

Net Interest Income, Taxable
 equivalent basis                             3,675
Taxable equivalent adjustment                 (174)
Net interest income, actual                  $3,501

Spread                                                   2.27%
Net interest yield (1)                                   3.06%

                                            2000
                                          Interest    Average
                                Average    Income/    Yield/
                                Balance    Expense     Rate
Earning Assets
 Interest Bearing Deposits        $3,308       $211      6.38%
 Federal Funds Sold                8,394        518       6.17
 U.S. Treasury                         0          0          0
 U.S. Government                  30,217      1,879       6.22
 State & Municipal (1)             7,982        562       7.04
 Loans, net                       62,695      5,879       9.38
Total Earning Assets             112,596      9,049       8.04
 Cash & Due from Banks             2,376
 Premises & Equipment              2,977
 Other Assets                      1,454

Total Assets                    $119,403

Liabilities &
Shareholders Equity
Interest Bearing funds
 Savings & Now                   $19,198        598       3.11
 Time Deposit $100,000            26,463      1,577       5.96
 Other Time Deposits              49,574      2,804       5.66
Total Int. Bearing                95,235      4,979       5.23
 Demand Deposits                  11,496
 Accrued Interest &
 Other Liabilities                 1,061
Total Liabilities                107,792
Shareholder's Equity              11,611

Total Liabilities &
Shareholders Equity             $119,403

Net Interest Income, Taxable
 equivalent basis                             4,070
Taxable equivalent adjustment                 (191)
Net interest income, actual                  $3,879

Spread                                                   2.81%
Net interest yield (1)                                   3.61%

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters voted upon by the shareholders of the Company during the fourth quarter of 2001.


PART II

ITEM  5.   MARKET  FOR  REGISTRANT'S COMMON  EQUITY  AND  RELATED
STOCKHOLDER MATTERS

There is no established public trading market for the Company's common stock. The primary market area for the Company's common stock is Evangeline Parish. All sales of the Company's common stock that have come to the attention of management during 2001 were at $40 per share, and during 2000, the price ranged from a low of $40 to a high of $50. Such prices reflect only those limited number of transactions that have come to the attention of management, and other transactions may have occurred at higher or lower sales prices during the periods indicated. No assurance can be given that such prices represent the actual market value of the Company's common stock.

The approximate number of holders of record of the Company's common stock, $5.00 par value, as of February 4, 2002 was 474.

The Board of Directors has declared cash dividends in December 2000 and 2001 of $1.20 per share and $1.35 per share, respectively. Although no assurances can be made, management currently expects that cash dividends will be paid in the future years at approximately the same rates as in the past.

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


ITEM  6.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The information appearing in the Company's 2001 Annual Report is incorporated herein by reference in response to this item.


ITEM 7.  FINANCIAL STATEMENTS

The information appearing in the Company's 2001 Annual Report is incorporated herein by reference in response to this item.


ITEM  8.   CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with our independent accountants on any matter of accounting principles or practice, financial statement disclosure or auditing scope or procedure.


PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The  information  appearing  in the  Company's  definitive  proxy
statement  for  the  2002  annual  meeting  of  shareholders   is
incorporated herein by reference in response to this item.


ITEM 10.  EXECUTIVE COMPENSATION

The  information  appearing  in the  Company's  definitive  proxy
statement  for  the  2002  annual  meeting  of  shareholders   is
incorporated herein by reference in response to this item.


ITEM  11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS  AND
MANAGEMENT

The  information  appearing  in the  Company's  definitive  proxy
statement  for  the  2002  annual  meeting  of  shareholders   is
incorporated herein by reference in response to this item.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The  information  appearing  in the  Company's  definitive  proxy
statement  for  the  2002  annual  meeting  of  shareholders   is
incorporated herein by reference in response to this item.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits required by Item 601 Regulation S-B:

     Exhibit 13 - 2001 Annual Report to Shareholders

Other exhibits have been omitted because they are either not applicable or have been filed in previous reports.

(b)  Reports on Form 8-K:

No reports on Form 8-K were filed during the last quarter of 2001.


SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Small business issuer: Citizens Bancshares, Inc.

Date: February 26, 2002


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