Form 10QSB
period 2002-03-31
CITIZENS BANCSHARES INC /LA/
filed 2002-04-25
CIK 715762

UNITED STATES
                SECURITIES AND EXCHANGE COMMSSION
                     Washington, D.C.  20549

                           FORM 10-QSB

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2002

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      Class of          Number of Shares
    Common Equity          Outstanding             As of

    Common stock,            114,855           March 31, 2002
    $5 Par Value

            CITIZENS BANCSHARES, INC. AND SUBSIDIARY


                                CONTENTS

PART I.  FINANCIAL INFORMATION

Condensed Consolidated Balance Sheet - March 31, 2002

Condensed  Consolidated  Statements of Income  and  Comprehensive
Income - Three months ended March 31, 2002 and 2001

Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 2002 and 2001

Note to Condensed Consolidated Financial Statements

Management's  Discussion and Analysis of Financial Condition  and
Results of Operations

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K
PART I.  FINANCIAL INFORMATION

            CITIZENS BANCSHARES, INC. AND SUBSIDIARY
        CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                         MARCH 31, 2002
                    (In thousands of dollars)

ASSETS
Cash and due from banks                                $3,733
Federal funds sold                                      6,725
  Cash & cash equivalents                              10,458
Interest-bearing deposits with banks                    4,354
Securities available for sale, at fair values          42,931
Securities held to maturity                             7,330
Loans receivable, net of allowance for loan
  losses of $1,206                                     65,296
Premises and equipment                                  2,777
Other assets                                            1,872
  Total assets                                       $135,018

LIABILITIES
Demand deposits                                       $13,525
Savings, NOW and money-market deposits                 21,280
Time deposits $100,000 and more                        33,721
Other time deposits                                    51,886
  Total deposits                                      120,412
Accrued expenses and other liabilities                    939
  Total liabilities                                   121,351

SHAREHOLDERS' EQUITY
Common Stock $5 par value, 300,000 shares
  authorized, 115,000 shares issued and
  Outstanding                                             575
Additional paid-in capital                                825
Treasury stock at cost, 145 shares                        (6)
Retained earnings                                      12,230
Accumulated other comprehensive income                     43
  Total shareholders' equity                           13,667
  Total liabilities and shareholders' equity         $135,018
            CITIZENS BANCSHARES, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              AND COMPREHENSIVE INCOME (UNAUDITED)
            THREE MONTHS ENDED MARCH 31, 2002 & 2001
        (In thousands of dollars, except per share data)

                                           2002        2001
Interest income
  Loans receivable                          $1,382       $1,483
  Taxable securities                           503          438
  Tax-exempt securities                         78           76
  Federal funds sold                            36          178
  Deposits with banks                           44           52
    Total interest income                    2,043        2,227

Interest expense
  Savings, NOW & money-market deposits         121          131
  Time deposit $100,000 and more               378          470
  Other time deposits                          540          749
    Total interest expense                   1,039        1,350

Net interest income                          1,004          877
Provision for loan losses                       20           30
  Net interest income after provision
    for loan losses                            984          847

Non-interest income
  Gain on securities called                      1           97
  Other non-interest income                    192          216
    Total non-interest income                  193          313

Non-interest expense
  Salaries and employee benefits               381          386
  Other expense                                330          321
    Total non-interest expense                 711          707

Income before income taxes                     466          453
Income tax expense                             138          130

Net income                                    $328         $323

Other comprehensive income, net of tax       (214)          105

Comprehensive income                          $114         $428

Net income per share of common stock         $2.86        $2.81
            CITIZENS BANCSHARES, INC. AND SUBSIDIARY
   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
           THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                    (In thousands of dollars)

                                           2002        2001
Cash flows from operating activities
  Net income                               $   328      $   323
  Adjustments to reconcile net income
    to net cash provided by operating
    activities                                (14)          321
      Net cash provided by operating
        activities                             314          644

Cash flows from investing activities
  Maturities and calls of securities         4,662        6,210
  Purchases of securities                  (9,497)      (8,186)
  Net decrease/(increase) in interest-
    bearing deposits with banks                598      (2,080)
  Net (increase)/decrease in loans           (167)        3,129
  Purchases of premises and equipment         (15)         (36)
    Net cash (used) by investing
      activities                           (4,419)        (963)

Cash flows from financing activities
  Net increase in deposits                   3,376        9,455
    Net cash provided by financing
      activities                             3,376        9,455

Net increase (decrease)in cash and
  cash equivalents                           (729)        9,136
Cash and cash equivalents at
  beginning of year                         11,187       11,681

Cash and cash equivalents at
  end of period                            $10,458      $20,817

Income taxes paid                          $     -      $     -

Interest paid                              $ 1,237      $ 1,443

Foreclosed real estate acquired in
  satisfaction of loans                    $     -      $    69
            CITIZENS BANCSHARES, INC. AND SUBSIDIARY

NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's latest annual report on Form 10-KSB. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full year ending December 31, 2002.
            CITIZENS BANCSHARES, INC. AND SUBSIDIARY

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

FINANCIAL CONDITION

Total assets of the Company increased by $3,460,000 or 2.63%, from $131,558,000 at December 31, 2001 to $135,018,000 at
March 31, 2002. The increase is attributed to an increase in Securities (Available for Sale) and deposits.

Earning assets, which include loans, investment securities, federal funds sold, and deposits in other banks were 93.79% of total assets at March 31, 2002.

Securities   (Available  for  Sale)  showed  an  increase   of
$5,122,000 or 13.55% at March 31, 2002.  There was an increase
in   Savings,  Now  and  Money  Market  Deposit  accounts   of
$2,742,000 or 14.79% at March 31, 2002.

The Bank maintains an allowance for loan losses against which impaired or uncollectible loans are charged. The balance in the allowance for loan losses was $1,206,000 at March 31, 2002, which represents 1.81% of total loans outstanding on that date. Provisions to the allowance for loan losses, which were charged to net income as of March 31, 2002, totaled $20,000. Management evaluates the adequacy of the allowance for loan losses on a monthly basis by monitoring the balance in total loans as well as the past due, nonaccrual, classified, and other problem loans. On the basis of this evaluation, the allowance for loan losses is considered adequate to meet possible future charges for losses in the existing loan portfolio. At March 31, 2002, past due loans to total loans were 2.51%.

With interest earned on investment securities being one of the primary sources of income, investment securities increased by $4,507,000 or 9.85% at March 31, 2002. The following chart shows what our portfolio is made up of as of March 31, 2002:

     U.S. Government Agencies           55.57%
     Mortgage-Backed Securities         29.83%
     Municipal Securities                    14.60%

As of March 31, 2002, securities classified as "held to maturity" had an amortized cost/recorded value of $7,330,000 and a fair value of $7,459,000; securities classified as "available for sale" had a fair value of $42,931,000 and an amortized cost of $42,866,000.

With deposits being the Bank's primary source of funds, both time and demand, total deposits increased $3,376,000 or 2.88% from $117,036,000 at December 31, 2001 to $120,412,000 at
March 31, 2002.

The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate spread between interest-earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Major elements of the Bank's overall liquidity management capabilities and financial resources are
(1) core deposits, (2) closely managed maturity structure of loans and deposits, (3) sale and maturity of assets (primarily investment securities), and, if necessary, (4) extensions of credit, including federal funds purchased and securities sold under repurchase agreements. With the Bank's asset/liability management program, most loan and deposit changes can be anticipated without an adverse impact on earnings. At March 31, 2002, the Bank's liquidity ratio was 45.97%.

RESULTS OF OPERATIONS

For the first quarter of 2002, the Company reported net income of $328,000 or $2.86 per average share. Net return on assets was 0.97% and net return on equity was 9.95%.

Net interest income is the Company's principal source of revenue and is measured by the difference between interest income earned on loans and investments and interest expense incurred on deposits. At March 31, 2002, the Bank's net interest margin was 2.97%, a slight increase from March 31, 2001, which at that time the net interest margin was 2.88%. Net interest income increased $127,000, or 14.48% in 2002 to $1,004,000 compared to $877,000 at March 31, 2001. The reason for such increase was $184,000 or 8.26% decrease in interest income which was offset by a $311,000 or 23.04% decrease in interest expense.

Non-interest income decreased by $120,000 or 38.34% due primarily to a decrease in called securities in 2002 as compared to 2001. Premiums paid to the bank in 2001 totaled
$97,000 from calls.

Non-interest expense includes salaries and employee  benefits,
occupancy  and  equipment expense, and  other  expense.   Non-
interest expense amounted to $711,000 at March 31, 2002, a $4,000 or .57% increase from March 31, 2001.

CAPITAL ADEQUACY

Primary capital (shareholders' equity plus a portion of the allowance for loan losses) as a percent of adjusted total assets is one of the standard measures of capital adequacy used by bank regulators. This and other measurement ratios serve as the underlying basis for evaluating the Bank's capital adequacy and for determining the Bank's insurance fund deposit assessment charges. At March 31, 2002, the Bank's ratios were as follows:

             Risk Based Capital    21.05%
             Tier 1 Capital        19.82%
             Leverage Ratio         9.85%

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

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits - None.

(b) The Company has not filed any reports on Form 8-K during the quarter ended March 31, 2002.
                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CITIZENS BANCSHARES, INC.



CARL W. FONTENOT
PRESIDENT & CEO



WAYNE VIDRINE
EXECUTIVE VICE PRESIDENT-TREASURER