Form 10QSB
period 2002-06-30
CITIZENS BANCSHARES INC /LA/
filed 2002-07-30
CIK 715762

UNITED STATES
                SECURITIES AND EXCHANGE COMMSSION
                     Washington, D.C.  20549

                           FORM 10-QSB

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2002

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      Class of          Number of Shares
    Common Equity          Outstanding             As of

    Common stock,            114,855           June 30, 2002
    $5 Par Value

            CITIZENS BANCSHARES, INC. AND SUBSIDIARY


                                CONTENTS

PART I.  FINANCIAL INFORMATION

Condensed Consolidated Balance Sheet - June 30, 2002

Condensed  Consolidated  Statements of Income  and  Comprehensive
Income - Six and three months ended June 30, 2002 and 2001

Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 2002 and 2001

Note to Condensed Consolidated Financial Statements

Management's  Discussion and Analysis of Financial Condition  and
Results of Operations

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
Item 4.  Submission of Matters to a Vote of Security Holders
Item 6.  Exhibits and Reports on Form 8-K
PART I.  FINANCIAL INFORMATION

            CITIZENS BANCSHARES, INC. AND SUBSIDIARY
        CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                          June 30, 2002
                    (In thousands of dollars)

ASSETS
Cash and due from banks                                $3,876
Federal funds sold                                      5,675
  Cash & cash equivalents                               9,551
Interest-bearing deposits with banks                    4,156
Securities available for sale, at fair values          41,523
Securities held to maturity                             7,090
Loans receivable, net of allowance for loan
  losses of $1,231                                     68,692
Premises and equipment                                  2,735
Other assets                                            1,461
  Total assets                                       $135,208

LIABILITIES
Demand deposits                                       $13,024
Savings, NOW and money-market deposits                 20,105
Time deposits $100,000 and more                        34,704
Other time deposits                                    52,092
  Total deposits                                      119,925
Accrued expenses and other liabilities                    868
  Total liabilities                                   120,793

SHAREHOLDERS' EQUITY
Common Stock $5 par value, 300,000 shares
  authorized, 115,000 shares issued and
  outstanding                                             575
Additional paid-in capital                                825
Treasury stock at cost, 145 shares                        (6)
Retained earnings                                      12,607
Accumulated other comprehensive income                    414
  Total shareholders' equity                           14,415
  Total liabilities and shareholders' equity         $135,208
            CITIZENS BANCSHARES, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              AND COMPREHENSIVE INCOME (UNAUDITED)
         SIX AND THREE MONTHS ENDED JUNE 30, 2002 & 2001
        (In thousands of dollars, except per share data)

                               Year-to-Date    Quarter-to-Date
                              2002     2001     2002     2001
Interest income
  Loans receivable            $2,799   $2,977   $1,418   $1,494
  Taxable securities             990      847      486      409
  Tax-exempt securities          150      156       72       80
  Federal funds sold              66      349       30      171
  Deposits with banks             85      110       40       58
    Total interest income      4,090    4,439    2,046    2,212

Interest expense
  Savings, NOW & money-
    market deposits              232      271      111      140
  Time deposits
    $100,000 and more            730      965      351      495
  Other time deposits          1,027    1,490      487      741
    Total interest expense     1,989    2,726      949    1,376

Net interest income            2,101    1,713    1,097      836
Provision for loan losses         50       60       30       30
  Net interest income after
  provision for loan losses    2,051    1,653    1,067      806

Non-interest income
  Gain on securities called       15      138        1       41
  Other non-interest income      383      482      203      205
 Total non-interest income       398      570      204      246

Non-interest expense
  Salaries and employee
    benefits                     768      757      387      371
  Other expense                  658      651      328      319
 Total non-interest expense    1,426    1,408      715      690

Income before income taxes     1,023      815      556      362
Income tax expense               317      243      178      113

Net income                      $706     $572     $378     $249

Other comprehensive income,      157      134      371       28
  net of tax

Comprehensive income            $863     $706     $749     $277

Net income per share of        $6.15    $4.98    $3.29    $2.17
  common stock
            CITIZENS BANCSHARES, INC. AND SUBSIDIARY
   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
             SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                    (In thousands of dollars)

                                           2002        2001
Cash flows from operating activities
  Net income                                  $706         $572
  Adjustments to reconcile net income
    to net cash provided by operating
    activities                                 189          602
      Net cash provided by operating
        activities                             895        1,174

Cash flows from investing activities
  Maturities and calls of securities        10,839       20,196
  Purchases of securities                 (13,448)     (19,504)
  Net decrease/(increase) in interest-
    bearing deposits with banks                796      (1,981)
  Net (increase) in loans                  (3,593)      (2,502)
  Purchases of premises and equipment         (14)         (81)
    Net cash (used) by investing
      activities                           (5,420)      (3,872)

Cash flows from financing activities
  Net increase in deposits                   2,889        9,315
    Net cash provided by financing
      activities                             2,889        9,315

Net increase (decrease)in cash
  and cash equivalents                     (1,636)        6,617
Cash and cash equivalents at
  beginning of year                         11,187       11,681

Cash and cash equivalents at
  end of period                             $9,551      $18,298

Income taxes paid                             $281         $221

Interest paid                               $2,207       $2,750

Foreclosed real estate acquired in
  satisfaction of loans                       $ 47         $ 68
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

FINANCIAL CONDITION

Total assets of the Company increased by $3,650,000 or 2.77%, from $131,558,000 at December 31, 2001 to $135,208,000 at June
30, 2002. The increase is attributed to a slight increase in loans and deposits.

Earning assets, which include loans, investment securities, federal funds sold, and deposits in other banks were 94.03% of total assets at June 30, 2002.

Loans showed an increase of $3,543,000 or 5.44% for the six months ended June 30, 2002.

The Bank maintains an allowance for loan losses against which impaired or uncollectible loans are charged. The balance in the allowance for loan losses was $1,231,000 at June 30, 2002, which represents 1.76% of total loans outstanding on that date. Provisions to the allowance for loan losses, which were charged to net income as of June 30, 2002, totaled $50,000. Management evaluates the adequacy of the allowance for loan losses on a monthly basis by monitoring the balance in total loans as well as the past due, nonaccrual, classified, and other problem loans. On the basis of this evaluation, the allowance for loan losses is considered adequate to meet possible future charges for losses in the existing loan portfolio. At June 30, 2002, past due loans to total loans were 1.84%.

Investment securities increased by $2,859,000 or 6.25% for the six months ended June 30, 2002. The following chart lists the makeup of the portfolio as of June 30, 2002:

     U.S. Government Agencies           55.98%
     Mortgage-Backed Securities         29.24%
     Municipal Securities                    14.78%

As of June 30, 2002, securities classified as "held to maturity" had an amortized cost/recorded value of $7,090,000 and a fair value of $7,306,000; securities classified as "available for sale" had a fair value of $41,523,000 and an amortized cost of $40,895,000.

Deposits are the Bank's primary source of funds. Total deposits increased $2,889,000 or 2.47% from $117,036,000 at
December  31,  2001 to $119,925,000 at June 30, 2002.  Savings
Accounts increased by $1,202,000 or 15.04% during the same period.

The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate spread between interest-earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Major elements of the Bank's overall liquidity management capabilities and financial resources are
(1) core deposits, (2) closely managed maturity structure of loans and deposits, (3) sale and maturity of assets (primarily investment securities), and, if necessary, (4) extensions of credit, including federal funds purchased and securities sold under repurchase agreements. With the Bank's asset/liability management program, most loan and deposit changes can be anticipated without an adverse impact on earnings. At June 30, 2002, the Bank's liquidity ratio was 44.55%.

RESULTS OF OPERATIONS

For the second quarter of 2002, the Company reported net income of $706,000 or $6.15 per average share outstanding.
Net return on assets was 1.03% and net return on equity was 10.08%.

Net interest income is the Company's principal source of revenue and is measured by the difference between interest income earned on loans and investments and interest expense incurred on deposits. At June 30, 2002, the Bank's net interest margin was 3.10%, an increase from the June 30, 2001 net interest margin of 2.53%. Net interest income increased $388,000, or 22.65% in 2002 to $2,101,000, compared to
$1,713,000 at June 30, 2001. The reason for such increase was a $349,000 or 7.86% decrease in interest income, which was offset by a $737,000 or 27.04% decrease in interest expense.

Non-interest income decreased by $172,000 or 30.18% for the six months ending June 30, 2002 mainly due to gains on called securities of $138,000 in the first six months of 2001.

Non-interest expense includes salaries and employee benefits, occupancy and equipment expense, and other expense. Non-interest expense amounted to $1,426,000 at June 30, 2002, an $18,000 or 1.28% increase from June 30, 2001. Salaries and employee benefits are the main expense and increased by $11,000 or 1.45%.

CAPITAL ADEQUACY

Primary capital (shareholders' equity plus a portion of the allowance for loan losses) as a percent of adjusted total assets is one of the standard measures of capital adequacy used by bank regulators. This and other measurement ratios serve as the underlying basis for evaluating the Bank's capital adequacy and for determining the Bank's insurance fund deposit assessment charges. At June 30, 2002, the Bank's ratios were as follows:

             Risk Based Capital    21.24%
             Tier 1 Capital        19.98%
             Leverage Ratio        10.18%

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

Item 4.  Submission of Matters to a Vote of Security Holders

Pursuant  to  a  notice  of  meeting  mailed  March  11,  2002 accompanied by a proxy statement, the annual meeting of shareholders was held April 11, 2002. Proxies for the annual meeting were solicited pursuant to Regulation 14A. No solicitation was made in opposition to management's nominees for the Board of Directors as listed in the Proxy Statement. All of the following nominees were duly nominated and elected:

     Carl W. Fontenot         K. Wayne Vidrine
     Eugene Fontenot               E.J. Deville
     Jules Hebert             Fredrick Phillips
     Joseph West              Roderick Young
     C. Brent Coreil               Bryan L. Fontenot
     Anita F. Melancon        Brod Veillon


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits -      None.

(b) The Company has not filed any reports on Form 8-K during the quarter ended June 30, 2002.
                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CITIZENS BANCSHARES, INC.



CARL W. FONTENOT
PRESIDENT & CEO



WAYNE VIDRINE
EXECUTIVE VICE PRESIDENT-TREASURER