Form 10QSB
period 2002-09-30
CITIZENS BANCSHARES INC /LA/
filed 2002-11-04
CIK 715762

UNITED STATES
                SECURITIES AND EXCHANGE COMMSSION
                     Washington, D.C.  20549

                           FORM 10-QSB

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30,2002

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      Class of          Number of Shares
    Common Equity          Outstanding             As of

    Common stock,            114,855         September 30, 2002
    $5 Par Value

            CITIZENS BANCSHARES, INC. AND SUBSIDIARY


                                CONTENTS

PART I.  FINANCIAL INFORMATION

Condensed Consolidated Balance Sheet - September 30, 2002

Condensed  Consolidated  Statements of Income  and  Comprehensive
Income - Nine and three months ended September 30, 2002 and 2001

Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 2002 and 2001

Note to Condensed Consolidated Financial Statements

Management's  Discussion and Analysis of Financial Condition  and
Results of Operations

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
Item 6.  Exhibits and Reports on Form 8-K
PART I.  FINANCIAL INFORMATION

            CITIZENS BANCSHARES, INC. AND SUBSIDIARY
        CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                       September 30, 2002
                    (In thousands of dollars)

ASSETS
Cash and due from banks                                $4,186
Federal funds sold                                      8,275
  Cash & cash equivalents                              12,461
Interest-bearing deposits with banks                    3,265
Securities available for sale, at fair values          42,037
Securities held to maturity                             6,626
Loans receivable, net of allowance for loan
  losses of $1,226                                     70,549
Premises and equipment                                  2,691
Other assets                                            1,657
  Total assets                                       $139,286

LIABILITIES
Demand deposits                                       $13,304
Savings, NOW and money-market deposits                 20,769
Time deposits $100,000 and more                        36,541
Other time deposits                                    52,566
  Total deposits                                      123,180
Accrued expenses and other liabilities                  1,028
  Total liabilities                                   124,208

SHAREHOLDERS' EQUITY
Common Stock $5 par value, 300,000 shares
  authorized, 115,000 shares issued and
  Outstanding                                             575
Additional paid-in capital                                825
Treasury stock at cost, 145 shares                        (6)
Retained earnings                                      12,982
Accumulated other comprehensive income                    702
  Total shareholders' equity                           15,078
  Total liabilities and shareholders' equity         $139,286
            CITIZENS BANCSHARES, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              AND COMPREHENSIVE INCOME (UNAUDITED)
      NINE AND THREE MONTHS ENDED September 30, 2002 & 2001
        (In thousands of dollars, except per share data)

                               Year-to-Date    Quarter-to-Date
                              2002     2001     2002     2001
Interest income
  Loans receivable            $4,274   $4,521   $1,474   $1,543
  Taxable securities           1,453    1,285      464      449
  Tax-exempt securities          219      235       69       68
  Federal funds sold              94      456       28      106
  Deposits with banks            115      165       31       55
    Total interest income      6,155    6,662    2,066    2,221

Interest expense
  Savings, NOW & money-
    market deposits              342      405      115      134
  Time deposits
    $100,000 and more          1,063    1,433      333      467
  Other time deposits          1,499    2,193      468      703
    Total interest expense     2,904    4,031      916    1,304

Net interest income            3,251    2,631    1,150      917
Provision for loan losses         90       90       40       30
  Net interest income after
  provision for loan losses    3,161    2,541    1,110      887

Non-interest income
  Gain on securities called       16      138        1        -
  Other non-interest income      569      589      187      177
 Total non-interest income       585      727      188      177

Non-interest expense
  Salaries and employee
    Benefits                   1,192    1,162      424      404
  Other expense                  982      978      324      347
 Total non-interest expense    2,174    2,140      748      751

Income before income taxes     1,572    1,128      550      313
Income tax expense               491      332      175       89

Net income                    $1,081     $796     $375     $224

Other comprehensive income,      444       56      287     (78)
  net of tax

Comprehensive income          $1,525     $852     $662     $146

Net income per share of        $9.41    $6.93    $3.26    $1.95
  common stock
            CITIZENS BANCSHARES, INC. AND SUBSIDIARY
   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
          NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                    (In thousands of dollars)

                                           2002        2001
Cash flows from operating activities
  Net income                              $  1,081     $    796
  Adjustments to reconcile net income
    to net cash provided by operating
    activities                                  99          547
      Net cash provided by operating
        activities                           1,180        1,343

Cash flows from investing activities
  Maturities and calls of securities        15,211       23,166
  Purchases of securities                 (17,441)     (25,514)
  Net decrease/(increase) in interest-
    bearing deposits with banks              1,687      (2,377)
  Net (increase) in loans                  (5,490)      (2,855)
  Purchases of premises and equipment         (17)         (68)
    Net cash (used) by investing
      activities                           (6,050)      (7,648)

Cash flows from financing activities
  Net increase in deposits                   6,144        8,583
    Net cash provided by financing
      activities                             6,144        8,583

Net increase in cash and cash
equivalents                                  1,274        2,278

Cash and cash equivalents at
  beginning of year                         11,187       11,681

Cash and cash equivalents at
  end of period                            $12,461      $13,959

Income taxes paid                          $   463      $   301

Interest paid                              $ 3,183      $ 4,066

Foreclosed real estate acquired in
  satisfaction of loans                    $   101      $    86
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

FINANCIAL CONDITION

Total assets of the Company increased by $7,728,000 or 5.87%, from $131,558,000 at December 31, 2001 to $139,286,000 at
September 30, 2002. The increase is attributed to an increase in loans and deposits.

Earning assets, which include loans, investment securities, federal funds sold, and deposits in other banks were 94% of total assets at September 30, 2002.

Net loans showed an increase of $5,400,000 or 8.29% for the nine months ended September 30, 2002. There was an increase in securities of $2,909,000 or 6.36% during the same period.

The Bank maintains an allowance for loan losses against which impaired or uncollectible loans are charged. The balance in the allowance for loan losses was $1,226,000 at September 30, 2002, which represents 1.71% of total loans outstanding on that date. Provisions to the allowance for loan losses, which were charged to net income as of September 30, 2002, totaled $90,000. Management evaluates the adequacy of the allowance for loan losses on a monthly basis by monitoring the balance in total loans as well as the past due, nonaccrual, classified, and other problem loans. On the basis of this evaluation, the allowance for loan losses is considered adequate to meet possible future charges for losses in the existing loan portfolio. At September 30, 2002, past due loans to total loans were 2.33%.

Investment securities increased by $2,909,000 or 6.36% for the nine months ended September 30, 2002. The following chart lists the makeup of the portfolio, based on amortized costs, as of September 30, 2002:

     U.S. Government Agencies           59.57%
     Mortgage-Backed Securities         26.51%
     Municipal Securities                    13.92%

As of September 30, 2002, securities classified as "held to maturity" had an amortized cost/recorded value of $6,626,000 and a fair value of $6,935,000; securities classified as "available for sale" had a fair value of $42,037,000 and an amortized cost of $40,973,000.

Deposits are the Bank's primary source of funds. Total deposits increased $6,144,000 or 5.25% from $117,036,000 at
December 31, 2001 to $123,180,000 at September 30, 2002.  Time
deposits $100,000 and more increased by $2,694,000 or 7.96% during the same period.

The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate spread between interest-earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Major elements of the Bank's overall liquidity management capabilities and financial resources are
(1) core deposits, (2) closely managed maturity structure of loans and deposits, (3) sale and maturity of assets (primarily investment securities), and, if necessary, (4) extensions of credit, including federal funds purchased and securities sold under repurchase agreements. With the Bank's asset/liability management program, most loan and deposit changes can be anticipated without an adverse impact on earnings. At September 30, 2002, the Bank's liquidity ratio was 44.64%.

RESULTS OF OPERATIONS

For the nine months ended September 30, 2002, the Company reported net income of $1,081,000 or $9.41 per average share outstanding. Net return on assets was 1.07% and net return on equity was 10.23%.

Net interest income is the Company's principal source of revenue and is measured by the difference between interest income earned on loans and investments and interest expense incurred on deposits. At September 30, 2002, the Bank's net interest margin was 3.03%, an increase from September 30, 2001, which at that time the net interest margin was 2.72%. Net interest income increased $620,000, or 23.57% in 2002 to $3,251,000, compared to $2,631,000 at September 30, 2001. The reason for such increase was a $507,000 or 7.61% decrease in interest income, which was offset by a $1,127,000 or 27.96% decrease in interest expense.

Non-interest income decreased by $142,000 or 19.53% mainly due to gains on called securities of $138,000 for the nine months ended September 30, 2001.

Non-interest expense includes salaries and employee benefits, occupancy and equipment expense, and other expense. Non-interest expense amounted to $2,174,000 at September 30, 2002, a $34,000 or 1.59% increase from September 30, 2001. Salaries and employee benefits are the main expense and increased by $30,000 or 2.58%.

CAPITAL ADEQUACY

Primary capital (shareholders' equity plus a portion of the allowance for loan losses) as a percent of adjusted total assets is one of the standard measures of capital adequacy used by bank regulators. This and other measurement ratios serve as the underlying basis for evaluating the Bank's capital adequacy and for determining the Bank's insurance fund deposit assessment charges. At September 30, 2002, the Bank's ratios were as follows:

             Risk Based Capital    21.40%
             Tier 1 Capital        20.15%
             Leverage Ratio        10.29%

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


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits -      None.

(b) The Company has not filed any reports on Form 8-K during the quarter ended September 30, 2002.
                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CITIZENS BANCSHARES, INC.



CARL W. FONTENOT
PRESIDENT & CEO



WAYNE VIDRINE
EXECUTIVE VICE PRESIDENT-TREASURER