Form 10QSB/A
period 2002-09-30
CITIZENS BANCSHARES INC /LA/
filed 2002-11-27
CIK 715762

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

Item 1.  Financial Statements

Condensed Consolidated Balance Sheet - September 30, 2002

Condensed  Consolidated  Statements of Income  and  Comprehensive
Income - Nine and three months ended September 30, 2002 and 2001

Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 2002 and 2001

Note to Condensed Consolidated Financial Statements

Item  2.   Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations

Item 3.  Controls and Procedures

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
Item 6.  Exhibits and Reports on Form 8-K
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

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

Item 3.  Controls and Procedures

Based on their evaluation conducted within 90 days of filing this report on Form 10-QSB, our chief financial officer and chief executive officer have concluded that our disclosure controls and procedures (as defined in rule 13a-14c promulgated under the Securities Exchange Act of 1934, as amended) are effective and designed to alert them to material information relating to the Company.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent of the date of our most recent evaluation.


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