Form 10KSB
period 2002-12-31
CITIZENS BANCSHARES INC /LA/
filed 2003-02-26
CIK 715762

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-KSB

     (Mark One)

(X)   ANNUAL  REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

           For the Fiscal Year Ended December 31, 2002

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (x)

State issuer's revenues for its most recent year. $9,017,000

State the aggregate market value of the voting stock held by non-
affiliates* of the issuer as of February 4, 2003 (based on $40.00 per share).
                           $2,490,000

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practical date.

                 Common Stock, $5.00 par value,
       114,855 shares outstanding as of February 4, 2003.

              DOCUMENTS INCORPORATED BY REFERENCE:

                                       Part of Form 10-KSB
  Documents Incorporated             into which Incorporated
Definitive Proxy Statement                  Part III
   for the 2003 Annual
 Meeting of Shareholders

  2002 Annual Report to                      Part II
       Shareholders

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

COMPETITION

The Bank competes actively with national and state banks and savings and loan institutions in Louisiana for all types of loans and deposits. The Bank competes for loans with other financial institutions, such as insurance companies, real estate investment trusts, savings and loans, small loan companies, credit unions and certain government agencies. There are 4 financial institutions in Evangeline Parish with a total of 11 banking offices.

Furthermore, due to the enactment of the Gramm-Leach-Bliley Financial Modernization Act (the "Gramm-Leach-Bliley Act") in 1999, which repealed certain provisions of the Glass-Steagall Act and amended certain provisions of the Bank Holding Company Act, the Bank will also face competition from a newly authorized entity, the Financial Holding Company (an "FHC"). An FHC may be formed through either the affiliation of one or more banks or their holding companies, insurance companies and/or securities firms, or a present bank holding company electing to convert to an FHC by meeting stated Capital and management qualification standards. An FHC may engage in a wide range of activities deemed by the statute to be financial in nature, or incidental or complementary to such activity as determined by the Federal Reserve Board and the United States Treasury Department (the "Treasury Department"), subject to certain activity asset size limitations, capital and management qualification standards and regulatory approval.

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

EMPLOYEES

As of December 31, 2002, the Company and the Bank had approximately 47 full-time equivalent employees. The Company has no salaried employees, although certain executive officers hold parallel positions with the Bank. No employees are represented by unions or other bargaining units, and management considers its relations with employees to be satisfactory.

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


SUPPLEMENTAL FINANCIAL INFORMATION

Supplemental financial information for Citizens Bancshares,  Inc.
and subsidiary is set forth below and on the following pages:

INVESTMENT SECURITIES

Maturities and weighted average yields on investments as of December 31, 2002 (in thousands of dollars):


                                 Held to        Available
                                Maturity        For Sale
U.S. Treasury securities
 Within 1 year                    $0      0%      $0      0%
 After 1 but within 5 years        0       0       0       0
Subtotals                          0       0       0       0

U.S. Government Securities
 Within 1 year                     0       0  10,561    3.75
 After 1 but within 5 years        0       0  21,482    4.07
 After 5 but within 10 years       0       0     864    5.04
Subtotals                          0       0  32,907    4.00

State & political
subdivisions
 Within 1 year                 2,433    4.02       0       0
 After 1 but within 5 years    3,857    4.42       0       0
 After 5 but within 10 years     347    4.69       0       0
Subtotals                      6,637    4.29       0       0

Mortgage-backed securities
 Within 1 year                     0       0   1,859    4.47
 After 1 but within 5 years        0       0   6,870    4.37
 After 5 but within 10 years       0       0   2,056    4.10
 Over 10 years                     0       0   3,383    3.78
Subtotal                           0       0  14,168    4.20

Totals                        $6,637   4.29% $47,075   4.06%


The above weighted average yield on tax-exempt obligations is not computed on a tax-equivalent basis. Yields on available for sale securities are computed on historical amortized cost.

No securities of any single issuer which totaled 10% or more of shareholders equity were held at December 31, 2002.

LOANS

A distribution of the loan portfolio at December 31, 2002 and 2001 is summarized as follows (in thousands of dollars):

                                2002                2001
Commercial                $18,802    27.63%   $18,070    27.73%
Real Estate Mortgage       30,303     44.53    27,727     42.56
Agricultural                7,086     10.41     7,172     11.01
Consumer                   13,196     19.39    13,520     20.75
Overdrafts                     19      0.03        11      0.02
Gross loans                69,406    101.98    66,500    102.07
Unearned income             (100)     (.15)     (174)     (.27)
Allowance for loan loss   (1,250)    (1.84)   (1,177)    (1.80)
Net loans                 $68,056   100.00%   $65,149   100.00%

LOAN MATURITY AND INTEREST RATE SENSITIVITY

Maturities of commercial and agricultural loans at December 31, 2002 are summarized below (in thousands of dollars):

                                            Over      Over
                                One Year   One to     Five
                       Total    or Less   Five Yrs   Years

Commercial             $18,802    $9,160    $7,518    $2,124
Agricultural             7,086     5,524     1,203       359

Commercial and Agricultural loans due after one (1) year that have fixed and adjustable rates are as follows (in thousands of dollars):

                                 Fixed    Adjustable
                       Total     Rates       Rates

Commercial              $9,642    $7,993       $1,649
Agricultural             1,562       719          843

INTEREST RATE SENSITIVITY AND LIQUIDITY

The following table shows the interest rate sensitivity gaps for different time periods and the cumulative interest rate sensitivity gaps for the same periods as of December 31, 2002. Loans for which the accrual of interest has been discontinued have not been included (in thousands of dollars).

                                  1-3        4-6       7-12
                      Float     Months     Months     Months

Securities                 $0     $5,241     $5,124     $8,883
Fixed Loans             2,622      5,052      4,999      8,119
Floating Loans            772      1,609        632        795
Fed Funds & CD's        9,320        495        396      1,288
Totals                 12,714     12,397     11,151     19,085

CD & IRA > 100M           702     13,268     10,426      7,420
CD & IRS < 100M         1,850     18,839     12,394     15,462
IMM Accounts            5,116          0          0          0
Christmas Club              0          0          0         57
Savings/Now Accts         524          0          0          0
Totals                  8,192     32,107     22,820     22,939

Gap                     4,522   (19,710)   (11,669)    (3,854)

Cumulative Gap         $4,522  ($15,188)  ($26,857)  ($30,711)

                      13-18      19-24     Over 2
                     Months     Months      Years      Total

Securities             $3,742     $2,137    $27,610    $52,737
Fixed Loans             5,276      5,453     28,800     60,321
Floating Loans            459        242      4,328      8,837
Fed Funds & CD's          987        297          0     12,783
Totals                 10,464      8,129     60,738    134,678

CD & IRA > 100M         1,277      1,311      1,862     36,266
CD & IRA < 100M         1,108      1,037      2,450     53,140
IMM Accounts                0          0          0      5,116
Christmas Club              0          0          0         57
Savings/Now Accts           0          0     16,221     16,745
Totals                  2,385      2,348     20,533    111,324

Gap                     8,079      5,781     40,205     23,354

Cumulative Gap      ($22,632)  ($16,851)    $23,354

RISK ELEMENTS

The following summarizes non-performing loans at December 31, 2002 and 2001 (in thousands of dollars):

                                      2002         2001

Nonaccrual loans                          $148           $0
Loans past due 90 days or more as
 to principal or interest and
 still accruing interest                   164          117
Restructured loans not included
  Above                                      0           47
Totals                                    $312         $164

Interest on such loans, had they remained current and in accordance with their original terms, would have been (in thousands of dollars):

                                      2002         2001

Nonaccrual loans                            $4           $4
Restructured loans                           0           16
Totals                                      $4          $20

Interest collected on nonaccrual and restructured loans amounted to $0 for 2002 and $907 for 2001.

Other nonperforming assets are(in thousands of dollars):

                                      2002         2001
Real estate
acquired in satisfaction of loans         $101         $145

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

A detail of the activity in the allowance for possible loan losses for the past two (2) years and its relationship to year-end loans outstanding follows (in thousands of dollars):

                                          2002      2001
Allowance for possible loan losses at
  January 1                               $1,177    $1,129
Loans charged off:
Commercial                                     0         0
Credit cards                                   6        28
Real estate - mortgage                         8         4
Agricultural                                   0         0
Consumer                                      79        43
Other (overdrafts)                             0         1
  Total charged off                           93        76

Recoveries:
Commercial                                     0         0
Credit cards                                  14         5
Real estate - mortgage                         0         2
Agricultural                                   0         0
Consumer                                      22        16
Other (overdrafts)                             0         1
  Total recoveries                            36        24

Net loans charged off                         57        52
Provision charged to operating expense       130       100

Allowance for possible loan losses at
  December 31                             $1,250    $1,177

Loans outstanding at December 31         $69,306   $66,326

Average loans outstanding for the year   $68,879   $66,217

Ratio of net charge-offs to average
  loans outstanding                        0.08%     0.08%

Ratio of allowance to loans
  outstanding at year end                  1.80%     1.77%

The provision for possible loan losses which is charged to income from operations is based upon the changes in the loan portfolio, the amount of net loan losses incurred and management's estimates of potential future losses based on several factors including, but not limited to, current economic conditions, loan portfolio composition, non-accrual loans, problem loans, and prior loan loss experience. The provision for loan losses was $130,000 in 2002 and $100,000 in 2001.

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

An allocation of the allowance for possible loan losses by major categories of loans follows (in thousands of dollars):

                      2002                    2001
                         Percent of              Percent of
                          loans in                loans in
                            Each                    each
             Allowance    category    Allowance   category
                             to                      to
               Amount       total      Amount       total
                            loans                   loans

Commercial        $   0       27.09%       $   0      27.17%
Real estate         107       43.66%          56      41.69%
Agriculture           0       10.21%           0      10.79%
Installment       1,143       19.01%       1,108      20.33%
Other                 0        0.03%          13       0.02%

Totals           $1,250      100.00%      $1,177     100.00%

Deposits

The following is a distribution of average deposits for the two years ended December 31 (in thousands of dollars):

                                          2002      2001

Demand deposits                          $13,642   $11,877
Savings and NOW accounts                  20,932    17,721
Time deposits $100,000 and more           35,158    32,728
Other time deposits                       52,366    51,118
Totals                                  $122,098  $113,444

The following is a maturity distribution of certificates of deposit $100,000 and more as of December 31 (in thousands of dollars):

                                          2002      2001

Three months and under                   $13,970   $10,069
Over three months through six months      10,426    11,005
Over six months through twelve months      7,420     8,660
Over twelve months                         4,450     4,113
Totals                                   $36,266   $33,847

Return on Equity and Assets

                                          2002      2001

Return on average assets                   1.03%      .79%
Return on average equity                   9.86%     7.68%
Dividend payout ratio                     12.20%    15.41%
Average equity to average assets          10.38%    10.23%

Rate/Volume Analysis

A comparative analysis of the increases and decreases in the major categories of interest income and expense resulting from changes in rate and volume for the periods indicated follows. Changes, which are not due solely to rate or volume, have been allocated proportionally.

                                    2002/2001 Due to
(In thousands of dollars)       Rate     Volume    Total
Interest-earning assets:
  Interest-bearing deposits      $(63)     $(10)     $(73)
  Federal funds sold             (246)     (137)     (383)
  US Treasury securities             0         0         0
  US Government agencies         (362)       560       198
  State and municipal(1)          (50)      (29)      (79)
  Loans, net                     (468)       232     (236)
Total interest income(1)       (1,189)       616     (573)

Interest-bearing funds:
  Savings and NOW accounts       (168)        86      (82)
  Time deposits >or=             (593)       130     (463)
$100,000
  Other time deposits            (948)        68     (880)
Total interest expense         (1,709)       284   (1,425)

Net interest income(1)            $520      $332      $852

                                    2001/2000 Due to
(In thousands of dollars)       Rate     Volume    Total
Interest-earning assets:
  Interest-bearing deposits      $(40)       $47        $7
  Federal funds sold             (238)       235       (3)
  US Treasury securities             0         0         0
  US Government agencies         (162)       (7)     (169)
  State and municipal(1)          (16)      (35)      (51)
  Loans, net                     (146)       218        72
Total interest income(1)         (602)       458     (144)

Interest-bearing funds:
  Savings and NOW accounts        (18)      (45)      (63)
  Time deposits >or=              (78)       358       280
$100,000
  Other time deposits             (52)        86        34
Total interest expense           (148)       399       251

Net interest income(1)          $(454)       $59    $(395)

(1) = Fully taxable equivalent basis using a 34% tax rate.

AVERAGE BALANCES, INTEREST AND AVERAGE RATES

The following table shows the major consolidated assets and liabilities, together with their respective interest amounts and rates earned or paid by the company. Cash basis and renegotiated loans are included in the averages to determine an effective yield on all loans. The average balances are principally daily averages (in thousands of dollars):

                                            2002
                                          Interest    Average
                                Average    Income/    Yield/
                                Balance    Expense     Rate
Earning Assets
 Interest Bearing Deposits        $3,927       $145      3.69%
 Federal Funds Sold                8,784        132       1.50
 U.S. Treasury                         0          0          0
 U.S. Government                  41,373      1,908       4.61
 State & Municipal (1)             7,037        432       6.14
 Loans, net                       67,664      5,715       8.45
Total Earning Assets             128,785      8,332       6.47
 Cash & Due from Banks             3,709
 Premises & Equipment              2,749
 Other Assets                      2,681

Total Assets                    $137,924

Liabilities &
Shareholders Equity
Interest Bearing funds
 Savings & Now                   $20,932        453       2.16
 Time Deposit $100,000            35,158      1,394       3.96
 Other Time Deposits              52,366      1,958       3.74
Total Int. Bearing               108,456      3,805       3.51
 Demand Deposits                  13,642
 Accrued Interest &
 Other Liabilities                 1,512
Total Liabilities                123,610
Shareholder's Equity              14,314

Total Liabilities &
Shareholders Equity             $137,924

Net Interest Income, Taxable
 equivalent basis                             4,527
Taxable equivalent adjustment                 (147)
Net interest income, actual                  $4,380

Spread                                                   2.96%
Net interest yield (1)                                   3.52%

                                            2001
                                          Interest    Average
                                Average    Income/    Yield/
                                Balance    Expense     Rate
Earning Assets
 Interest Bearing Deposits        $4,122       $218      5.29%
 Federal Funds Sold               13,329        515       3.86
 U.S. Treasury                         0          0          0
 U.S. Government                  30,111      1,710       5.68
 State & Municipal (1)             7,473        511       6.84
 Loans, net                       65,055      5,951       9.15
Total Earning Assets             120,090      8,905       7.42
 Cash & Due from Banks             2,728
 Premises & Equipment              2,893
 Other Assets                      2,353

Total Assets                    $128,064

Liabilities &
Shareholders Equity
Interest Bearing funds
 Savings & Now                   $17,720        535       3.02
 Time Deposit $100,000            32,728      1,857       5.67
 Other Time Deposits              51,118      2,838       5.55
Total Int. Bearing               101,566      5,230       5.15
 Demand Deposits                  11,877
 Accrued Interest &
 Other Liabilities                 1,519
Total Liabilities                114,962
Shareholder's Equity              13,102

Total Liabilities &
Shareholders Equity             $128,064

Net Interest Income, Taxable
 equivalent basis                             3,675
Taxable equivalent adjustment                 (174)
Net interest income, actual                  $3,501

Spread                                                   2.27%
Net interest yield (1)                                   3.06%

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters voted upon by the shareholders of the Company during the fourth quarter of 2002.


PART II

ITEM  5.   MARKET  FOR  REGISTRANT'S COMMON  EQUITY  AND  RELATED
STOCKHOLDER MATTERS

There is no established public trading market for the Company's common stock. The primary market area for the Company's common stock is Evangeline Parish. All sales of the Company's common stock that have come to the attention of management during 2002 were at $40 per share, and during 2001, the price was $40 per share. Such prices reflect only those limited number of transactions that have come to the attention of management, and other transactions may have occurred at higher or lower sales prices during the periods indicated. No assurance can be given that such prices represent the actual market value of the Company's common stock.

The approximate number of holders of record of the Company's common stock, $5.00 par value, as of February 4, 2003 was 472.

The Board of Directors has declared cash dividends in December 2001 and 2002 of $1.35 per share and $1.50 per share, respectively. Although no assurances can be made, management currently expects that cash dividends will be paid in the future years at approximately the same rates as in the past.

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


ITEM  6.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The information appearing in the Company's 2002 Annual Report is incorporated herein by reference in response to this item.


ITEM 7.  FINANCIAL STATEMENTS

The information appearing in the Company's 2002 Annual Report is incorporated herein by reference in response to this item.


ITEM  8.   CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with our independent accountants on any matter of accounting principles or practice, financial statement disclosure or auditing scope or procedure.


PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The  information  appearing  in the  Company's  definitive  proxy
statement  for  the  2003  annual  meeting  of  shareholders   is
incorporated herein by reference in response to this item.


ITEM 10.  EXECUTIVE COMPENSATION

The  information  appearing  in the  Company's  definitive  proxy
statement  for  the  2003  annual  meeting  of  shareholders   is
incorporated herein by reference in response to this item.


ITEM  11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS  AND
MANAGEMENT

The  information  appearing  in the  Company's  definitive  proxy
statement  for  the  2003  annual  meeting  of  shareholders   is
incorporated herein by reference in response to this item.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The  information  appearing  in the  Company's  definitive  proxy
statement  for  the  2003  annual  meeting  of  shareholders   is
incorporated herein by reference in response to this item.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits required by Item 601 Regulation S-B:

     Exhibit 13 - 2002 Annual Report to Shareholders

Other exhibits have been omitted because they are either not applicable or have been filed in previous reports.

(b)  Reports on Form 8-K:

No reports on Form 8-K were filed during the last quarter of 2002.


ITEM 14.  CONTROLS AND PROCEDURES

Based on their evaluation conducted within 90 days of filing this report on Form 10-KSB, our chief financial officer and chief executive officer have concluded that our disclosure controls and procedures (as defined in rule 13a-14c promulgated under the Securities Exchange Act of 1934, as amended) are effective and designed to alert them to material information relating to the Company.

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

Date: __________________


     s/Carl W. Fontenot
     Carl W. Fontenot
     President & Director


     s/Wayne Vidrine
     Wayne Vidrine
     Treasurer


     s/Fredrick Phillips
     Fredrick Phillips
     Director


     s/Brent Coreil
     Brent Coreil
     Director


     s/Bryan Fontenot
     Bryan Fontenot
     Director


     s/Eugene Fontenot
     Eugene S. Fontenot
     Director

     s/E.J. Deville
     E.J. Deville
     Director
CERTIFICATIONS*

I, Carl W. Fontenot, certify that:

1.  I have reviewed this annual report on Form 10-KSB of Citizens
Bancshares, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The  registrant's  other  certifying  officer  and  I   are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: ____________________


__________________________
CARL W. FONTENOT
PRESIDENT/CEO

CERTIFICATIONS*

I, Wayne Vidrine, certify that:

1.  I have reviewed this annual report on Form 10-KSB of Citizens
Bancshares, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The  registrant's  other  certifying  officer  and  I   are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: ____________________


__________________________
WAYNE VIDRINE
EXECITIVE VICE PRESIDENT