Form 10QSB
period 2003-03-31
CITIZENS BANCSHARES INC /LA/
filed 2003-05-12
CIK 715762

19

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMSSION
                     Washington, D.C.  20549

                           FORM 10-QSB

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      Class of          Number of Shares
    Common Equity          Outstanding             As of

    Common stock,            114,855           March 31, 2003
    $5 Par Value

            CITIZENS BANCSHARES, INC. AND SUBSIDIARY


                                CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheet - March 31, 2003

Condensed  Consolidated  Statements of Income  and  Comprehensive
Income - Three months ended March 31, 2003 and 2002

Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 2003 and 2002

Note to Condensed Consolidated Financial Statements

Item  2.   Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations

Item 3.  Controls and Procedures

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K

OTHER

Signature Page

Certification by Chief Executive Officer

Certification by Chief Financial Officer
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

            CITIZENS BANCSHARES, INC. AND SUBSIDIARY
        CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                         MARCH 31, 2003
                    (In thousands of dollars)

ASSETS
Cash and due from banks                                $4,050
Federal funds sold                                     13,650
  Cash & cash equivalents                              17,700
Interest-bearing deposits with banks                    3,859
Securities available for sale, at fair values          50,604
Securities held to maturity                             5,380
Loans receivable, net of allowance for loan
  losses of $1,289                                     67,900
Premises and equipment                                  2,649
Other assets                                            1,241
  Total assets                                       $149,333

LIABILITIES
Demand deposits                                       $16,355
Savings, NOW and money-market deposits                 23,791
Time deposits $100,000 and more                        39,068
Other time deposits                                    53,780
  Total deposits                                      132,994
Accrued expenses and other liabilities                    879
  Total liabilities                                   133,873

SHAREHOLDERS' EQUITY
Common Stock $5 par value, 300,000 shares
  authorized, 115,000 shares issued and
  Outstanding                                             575
Additional paid-in capital                                825
Treasury stock at cost, 145 shares                        (6)
Retained earnings                                      13,493
Accumulated other comprehensive income                    573
  Total shareholders' equity                           15,460
  Total liabilities and shareholders' equity         $149,333
            CITIZENS BANCSHARES, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              AND COMPREHENSIVE INCOME (UNAUDITED)
            THREE MONTHS ENDED MARCH 31, 2003 & 2002
        (In thousands of dollars, except per share data)

                                           2003        2002
Interest income
  Loans receivable                          $1,369       $1,382
  Taxable securities                           460          503
  Tax-exempt securities                         68           78
  Federal funds sold                            37           36
  Deposits with banks                           28           44
    Total interest income                    1,962        2,043

Interest expense
  Savings, NOW & money-market deposits         103          121
  Time deposit $100,000 and more               326          378
  Other time deposits                          426          540
    Total interest expense                     855        1,039

Net interest income                          1,107        1,004
Provision for loan losses                       30           20
  Net interest income after provision
    for loan losses                          1,077          984

Non-interest income
  Gain on securities called                     16            1
  Other non-interest income                    196          192
    Total non-interest income                  212          193

Non-interest expense
  Salaries and employee benefits               418          381
  Other expense                                363          330
    Total non-interest expense                 781          711

Income before income taxes                     508          466
Income tax expense                             156          138

Net income                                    $352         $328

Other comprehensive income, net of tax        (70)        (214)

Comprehensive income                          $282         $114

Basic and diluted net income per share
of common stock                              $3.06        $2.86
            CITIZENS BANCSHARES, INC. AND SUBSIDIARY
   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
           THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                    (In thousands of dollars)

                                           2003        2002
Cash flows from operating activities
  Net income                                  $352      $   328
  Adjustments to reconcile net income
    to net cash provided by operating
    activities                                 381         (14)
      Net cash provided by operating
        activities                             733          314

Cash flows from investing activities
  Maturities and calls of securities         7,880        4,662
  Purchases of securities                 (10,270)      (9,497)
  Net decrease/(increase) in interest-
    bearing deposits with banks              (396)          598
  Net (increase)/decrease in loans             126        (167)
  Purchases of premises and equipment         (58)         (15)
    Net cash (used) by investing
      activities                           (2,718)      (4,419)

Cash flows from financing activities
  Net increase in deposits                   6,675        3,376
    Net cash provided by financing
      activities                             6,675        3,376

Net increase (decrease)in cash and
  cash equivalents                           4,690        (729)
Cash and cash equivalents at
  beginning of year                         13,010       11,187

Cash and cash equivalents at
  end of period                            $17,700      $10,458

Income taxes paid                          $     -      $     -

Interest paid                                 $926      $ 1,237

Foreclosed real estate acquired in
  satisfaction of loans                    $     -       $    -
            CITIZENS BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's latest annual report on Form 10-KSB. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full year ending December 31, 2003.

No potential dilutive common stock is outstanding; therefore, basic and diluted net income per share are the same and are based on net income divided by 114,855 shares outstanding.
CITIZENS BANCSHARES, INC. AND SUBSIDIARY

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

FINANCIAL CONDITION

Total assets of the Company increased by $6,966,000 or 4.89%, from $142,367,000 at December 31, 2002 to $149,333,000 at March
31, 2003. The primary increase in total assets is attributed to the increase in both demand and time deposit liabilities. The deposit increase is mainly due to several public entities that increased their deposits in the first quarter of 2003 by approximately $2,700,000. Several new commercial accounts, as well as existing personal accounts, make up the difference in the increase of deposits. With the funds from this increase in deposits, the bank purchased an additional $2,300,000 in available for sale investment securities. The remainder was placed in federal funds sold.

Earning assets, which include loans, investment securities, federal funds sold, and deposits in other banks were 94.68% of total assets at March 31, 2003.

The Bank maintains an allowance for loan losses against which impaired or uncollectible loans are charged. The balance in the allowance for loan losses was $1,289,000 at March 31, 2003, which represents 1.86% of total loans outstanding on that date. Provisions to the allowance for loan losses which were charged to net income for the periods ended March 31, 2003 and 2002 were $30,000 and $20,000, respectively.

Management has determined that the level of the allowance for loan losses should be within an acceptable range at any reporting date. The allowance is evaluated on losses and provided accordingly.  The  low  end of the range  is  based  on  specific allocations from loans on the Company's Watch List (which includes loans classified at our most recent examination by regulators, loans past due 90 days or more, loans for which the accrual of interest has been discontinued, and any other loans which in the judgment of management warrant special attention), plus an unallocated allowance of 1% of the loans not included on the Watch List, and an unallocated allowance of 10% of the accrued interest on all loans. The sum of these amounts represents the minimum required level in the allowance.

The high end of the range is determined by applying fixed percentages to total loans and accrued interest, less loans secured by deposits (the "percentage base" or "base"). The percentages applied to the base are a function of the level of past due loans. If past due loans are less than 3% of total loans, the base is multiplied by 2%; for past dues of 3 to 5% of total loans, the base is multiplied by 2.25%; and for past dues over 5% of total loans, the base is multiplied by 2.5%. The product of this calculation represents the maximum required level in the allowance. Once the acceptable range is determined, a provision for loan losses, if necessary, is recorded.

Based on this evaluation at March 31, 2003, management believes that the $1,289,000 in the allowance for loan losses is sufficient to cover potential losses in the loan portfolio. All available information has been used in this evaluation. However, future additions to the allowance may be necessary based on changes in the local economic conditions, which depends heavily on the agricultural industry. In addition, individual borrower's financial condition are subject to change, and regulatory agencies, as part of their examination process, could require the Company to recognize additions to the allowance based on their judgment about information available to them at the time of their examination.

No significant changes or trends occurred or are anticipated that
could   affect   the  allowance,  including   changes   in   loan
concentrations, quality, or terms or changes in the methods and assumptions used in its estimate.

With interest earned on investment securities being one of the primary sources of income, investment securities increased by $2,272,000 or 4.23% at March 31, 2003 as discussed above. The following chart lists the percentage makeup of the portfolio as of March 31, 2003:

     U.S. Government Agencies           61.20%
     Mortgage-Backed Securities         26.80%
     Municipal Securities                    12.00%

As of March 31, 2003, securities classified as "held to maturity" had an amortized cost/recorded value of $5,380,000 and a fair value of $5,646,000; securities classified as "available for sale" had a fair value of $50,604,000 and an amortized cost of $49,736,000.

Customer  deposits  are the Bank's primary  source  of  funds.
Total deposits increased $6,675,000 or 5.28% from $126,319,000 at December 31, 2002 to $132,994,000 at March 31, 2003 as
discussed above.

RESULTS OF OPERATIONS

For the first quarter of 2003, the Company reported net income of $352,000 or $3.06 per basic and diluted net income per share of common stock. Net return on assets was 0.95% and net return on equity was 9.42%.

Net interest income is the Company's principal source of revenue and is measured by the difference between interest income earned on loans and investments and interest expense incurred on deposits. At March 31, 2003, the Bank's net interest margin was 3.03%, a slight increase from the March 31, 2002 margin of 2.97%. Net interest income increased
$103,000,  or  10.26%  in  2003  to  $1,107,000  compared   to
$1,004,000 at March 31, 2002. The reason for such increase was $81,000 or 3.96% decrease in interest income which was offset by a $184,000 or 17.71% decrease in interest expense.

The average yield on loans decreased 45 basis points in quarterly comparisons from 8.55% to 8.10% at March 31, 2003. The decrease in loan yields resulted primarily from the decrease in prime lending (prime) rate during 2002. 2002's first quarter prime rate was 4.75% as compared to 2003's first quarter prime rate of 4.25%. Although the average loans for the first quarter 2003 increased by 4.51% or $2,919,000 when compared to first quarter 2002, the impact of declining rates more than exceeded the impact of volume increase in the loan portfolio, resulting in a $13,000 decrease in interest income on loans.

Average other investments, which include securities, fed funds sold and interest bearing deposits with banks, increased from $62,643,000 at March 31, 2002 to $71,000,000 at March 31, 2003.
However, the yield on these investments has declined 88 basis points from 4.22% at March 31, 2002 down to 3.34% at March 31, 2003. Again, this decline is attributable to the decrease in interest rates, and resulted in a decrease in other investment income of $68,000 at March 31, 2003.

An 88 basis point decrease in the average rate paid on interest-bearing deposits, partially offset by an average volume increase of $7,000,000 contributed to a $184,000 decrease in interest expense for the quarter ended March 31, 2003 compared to the quarter ended March 31, 2002.

Non-interest income increased by $19,000 or 9.84% due primarily to an increase in called securities for the quarter ended March 31, 2003 as compared to March 31, 2002. $16,000 in premiums were paid to the Bank on these called securities in the first quarter of 2003.

Non-interest expense includes salaries and employee benefits, occupancy and equipment expense, and other expense. Non-interest expense amounted to $781,000 at March 31, 2003, a $70,000 or 9.85% increase from March 31, 2002. Of this $70,000 increase of non-interest expense, $32,000 is attributable to an increase in employee salaries and deferred compensation expense. A salary adjustment that went into effect in the latter part of May 2002 is reflected in the quarter ended March 31, 2003 expense.

Income tax expense for the quarter ended March 31, 2003 as compared to quarter ended March 31, 2002 increased by $18,000.
This increase is directly attributable to higher earnings in 2003.

LIQUIDITY

The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate spread between interest-earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Major elements of the Bank's overall liquidity management capabilities and financial resources are (1) core deposits, (2) closely managed maturity structure of loans and deposits, (3) sale and maturity of assets (primarily investment securities), and, if necessary, (4) extensions of credit which include federal funds purchased. Under current agreements, the Company has unused lines of credit with other banks which total $6,500,000. These lines are unsecured and have variable interest rates based on the lending bank's daily federal fund rate. Liquidity management is both a daily and long-term function of business management. The Company uses its primary liquidity to meet its ongoing commitments, to pay maturing certificates of deposit and deposit withdrawals, and to fund loan commitments. The Company's excess liquidity and borrowing capacity provide added readiness to meet ongoing commitments and growth. At March 31, 2003, the total approved unused commitments to extend credit to customers amounted to $10,793,000. In addition, standby letters of credit totaled $617,000. The Company's certificate of deposits with a remaining maturity of one year or less at March 31, 2003 totaled $80,204,000. Management believes that a significant portion of maturing deposits will remain with the Company. The Company anticipates it will continue to have sufficient funds together with available borrowings to meet its current commitments. At March 31, 2003, the Bank's liquidity ratio was 51.42%.

CAPITAL ADEQUACY

Primary capital (shareholders' equity plus a portion of the allowance for loan losses) as a percent of adjusted total assets is one of the standard measures of capital adequacy used by bank regulators. This and other measurement ratios serve as the underlying basis for evaluating the Bank's capital adequacy and for determining the Bank's insurance fund deposit assessment charges. At March 31, 2003, the Bank's ratios were as follows:

             Risk Based Capital    21.80%
             Tier 1 Capital        20.54%
             Leverage Ratio         9.75%

To be categorized as well capitalized, the Bank must maintain a total risk-based capital ratio of 10% or higher, Tier 1 risk-based capital ratio of 6% or higher, and leverage capital ratio of 5% or higher.

OFF-BALANCE SHEET ARRANGEMENTS

As discussed above under "Liquidity," the Bank's only off-balance sheet arrangements consist of commitments to extend credit to customers, standby letters of credit issued on behalf of customers, and unused federal funds lines of credit that are available for borrowing. Such arrangements are in the normal course of a commercial banking business and are necessary to meet customers' needs and provide for adequate liquidity of the Bank.
Item 3.  Controls and Procedures

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

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits - None.

(b) The Company has not filed any reports on Form 8-K during the quarter ended March 31, 2003.
                           SIGNATURES

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

Date: May 12, 2003


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

Date: May 12, 2003


__________________________
WAYNE VIDRINE
EXECUTIVE VICE PRESIDENT-TREASURER