Form 10QSB
period 2003-06-30
CITIZENS BANCSHARES INC /LA/
filed 2003-08-07
CIK 715762

20

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMSSION
                     Washington, D.C.  20549

                           FORM 10-QSB

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      Class of          Number of Shares
    Common Equity          Outstanding             As of

    Common stock,            114,855           June 30, 2003
    $5 Par Value

            CITIZENS BANCSHARES, INC. AND SUBSIDIARY


                                CONTENTS

PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

Condensed Consolidated Balance Sheet - June 30, 2003

Condensed  Consolidated  Statements of Income  and  Comprehensive
Income - Six and three months ended June 30, 2003 and 2002

Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 2003 and 2002

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

            CITIZENS BANCSHARES, INC. AND SUBSIDIARY
        CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                          June 30, 2003
                    (In thousands of dollars)

ASSETS
Cash and due from banks                                $4,367
Federal funds sold                                     11,725
  Cash & cash equivalents                              16,092
Interest-bearing deposits with banks                    4,255
Securities available for sale, at fair values          49,724
Securities held to maturity                             4,658
Loans receivable, net of allowance for loan
  losses of $1,314                                     70,543
Premises and equipment                                  2,599
Other assets                                            1,390
  Total assets                                       $149,261

LIABILITIES
Demand deposits                                       $15,478
Savings, NOW and money-market deposits                 23,445
Time deposits $100,000 and more                        38,092
Other time deposits                                    55,077
  Total deposits                                      132,092
Accrued expenses and other liabilities                  1,104
  Total liabilities                                   133,196

SHAREHOLDERS' EQUITY
Common Stock $5 par value, 300,000 shares
  authorized, 115,000 shares issued and
  outstanding                                             575
Additional paid-in capital                                825
Treasury stock at cost, 145 shares                        (6)
Retained earnings                                      13,851
Accumulated other comprehensive income                    820
  Total shareholders' equity                           16,065
  Total liabilities and shareholders' equity         $149,261
            CITIZENS BANCSHARES, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              AND COMPREHENSIVE INCOME (UNAUDITED)
         SIX AND THREE MONTHS ENDED JUNE 30, 2003 & 2002
        (In thousands of dollars, except per share data)

                               Year-to-Date    Quarter-to-Date
                              2003     2002     2003     2002
Interest income
  Loans receivable            $2,754   $2,799   $1,386   $1,418
  Taxable securities             909      990      449      486
  Tax-exempt securities          153      150       84       72
  Federal funds sold              67       66       30       30
  Deposits with banks             59       85       31       40
    Total interest income      3,942    4,090    1,980    2,046

Interest expense
  Savings, NOW & money-
    market deposits              207      232      104      111
  Time deposits
    $100,000 and more            656      730      330      351
  Other time deposits            841    1,027      415      487
    Total interest expense     1,704    1,989      849      949

Net interest income            2,238    2,101    1,131    1,097
Provision for loan losses         65       50       35       30
  Net interest income after
  provision for loan losses    2,173    2,051    1,096    1,067

Non-interest income
  Gain on securities called       24       15        8        1
  Other non-interest income      397      383      201      203
 Total non-interest income       421      398      209      204

Non-interest expense
  Salaries and employee
    benefits                     831      768      412      387
  Other expense                  730      658      368      328
 Total non-interest expense    1,561    1,426      780      715

Income before income taxes     1,033    1,023      525      556
Income tax expense               324      317      168      178

Net income                      $709     $706     $357     $378

Other comprehensive income,      177      157      247      371
  net of tax

Comprehensive income            $886     $863     $604     $749

Net income per share of        $6.17    $6.15    $3.11    $3.29
  common stock
            CITIZENS BANCSHARES, INC. AND SUBSIDIARY
   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
             SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                    (In thousands of dollars)

                                           2003        2002
Cash flows from operating activities
  Net income                                  $709         $706
  Adjustments to reconcile net income
    to net cash provided by operating
    activities                                 424          189
      Net cash provided by operating
        activities                           1,133          895

Cash flows from investing activities
  Maturities and calls of securities        22,790       10,839
  Purchases of securities                 (23,210)     (13,448)
  Net decrease/(increase) in interest-
    bearing deposits with banks              (792)          796
  Net (increase) in loans                  (2,552)      (3,593)
  Purchases of premises and equipment         (60)         (14)
    Net cash (used) by investing
      activities                           (3,824)      (5,420)

Cash flows from financing activities
  Net increase in deposits                   5,773        2,889
    Net cash provided by financing
      activities                             5,773        2,889

Net increase (decrease)in cash
  and cash equivalents                       3,082      (1,636)
Cash and cash equivalents at
  beginning of year                         13,010       11,187

Cash and cash equivalents at
  end of period                            $16,902       $9,551

Income taxes paid                             $278         $281

Interest paid                               $1,711       $2,207

Foreclosed real estate acquired in
  satisfaction of loans                        $ -         $ 47
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

FINANCIAL CONDITION

Total assets of the Company increased by $6,894,000 or 4.84%, from $142,367,000 at December 31, 2002 to $149,261,000 at June
30, 2003. There was a $5,773,000 increase in total Deposits when comparing December 31, 2002 and June 30, 2003. The primary increase in total deposits is attributed to the increase in both demand and time deposit liabilities. The deposit increase is mainly due to several public entities that increased their deposits in the first quarter of 2003 by approximately $2,700,000. Several new commercial accounts, as well as existing personal accounts, make up the difference in the increase of deposits. This trend has overlapped slightly into the second quarter of 2003. With the funds from this increase in deposits, the bank purchased an additional $2,650,000 in available for sale investment securities. The banks loan portfolio has also increase by $2,552,000 since December 31, 2002 due to several large commercial loans funded in the second quarter of 2003. The remaining increase in deposits was placed in federal funds sold.



Earning assets, which include loans, investment securities, federal funds sold, and deposits in other banks were 94.40% of total assets at June 30, 2003.

The Bank maintains an allowance for loan losses against which impaired or uncollectible loans are charged. The balance in the allowance for loan losses was $1,314,000 at June 30, 2003, which represents 1.83% of total loans outstanding on that date. Provisions to the allowance for loan losses which were charged to net income for the periods ended June 30, 2003 and 2002 were $65,000 and $50,000, respectively.

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

Based on this evaluation at June 30, 2003, management believes that the $1,314,000 in the allowance for loan losses is sufficient to cover potential losses in the loan portfolio. All available information has been used in this evaluation. However, future additions to the allowance may be necessary based on changes in the local economic conditions, which depends heavily on the agricultural industry. In addition, individual borrower's financial condition are subject to change, and regulatory agencies, as part of their examination process, could require the Company to recognize additions to the allowance based on their judgment about information available to them at the time of their examination.

No significant changes or trends occurred or are anticipated that
could   affect   the  allowance,  including   changes   in   loan
concentrations, quality, or terms or changes in the methods and assumptions used in its estimate.

With interest earned on investment securities being one of the primary sources of income, investment securities increased by $670,000 or 1.25% at June 30, 2003. The following chart lists the percentage makeup of the portfolio as of June 30, 2003:

     U.S. Government Agencies           56.41%
     Mortgage-Backed Securities         29.95%
     Municipal Securities                    13.64%

As of June 30 2003, securities classified as "held to maturity" had an amortized cost/recorded value of $4,658,000 and a fair value of $4,947,000; securities classified as "available for sale" had a fair value of $49,724,000 and an amortized cost of $48,480,000.

Customer deposits are the Bank's primary source of funds. Total deposits increased $5,773,000 or 4.57% from $126,319,000 at
December 31, 2002 to $132,092,000 at June 30, 2003 as discussed above.

RESULTS OF OPERATIONS

For the second quarter of 2003, the Company reported net income of $709,000 or $6.17 per basic and diluted net income per share of common stock. Net return on assets was 0.94% and net return on equity was 9.33%.

Net interest income is the Company's principal source of revenue and is measured by the difference between interest income earned on loans and investments and interest expense incurred on deposits. At June 30, 2003, the Bank's net interest margin was 3.01%, a slight decrease from the June 30, 2002 margin of 3.10%. Net interest income increased $137,000, or 6.52% in 2003 to $2,238,000 compared to $2,101,000 at June 30, 2002. The reason for such increase was $148,000 or 3.62% decrease in interest income which was offset by a $285,000 or 14.33% decrease in interest expense.

The average yield on loans decreased 47 basis points in quarterly comparisons from 8.52% to 8.05% at June 30, 2003 when compared to June 30, 2003. The decrease in loan yields resulted primarily from the decrease in prime lending (prime) rate during 2002. 2002's second quarter prime rate was 4.75% as compared to 2003's second quarter prime rate of 4.25%. Although the average loans for the second quarter 2003 increased by 4.15% or $2,730,000 when compared to second quarter 2002, the impact of declining rates more than exceeded the impact of volume increase in the loan portfolio, resulting in a $45,000 decrease in interest income on loans.

Average other investments, which include securities, fed funds sold and interest bearing deposits with banks, increased from $61,437,000 at June 30, 2002 to $72,056,000 at June 30 2003.
However, the yield on these investments has declined 90 basis points from 4.20% at June 30, 2002 down to 3.30% at June 30, 2003. Again, this decline is attributable to the decrease in interest rates, and resulted in a decrease in other investment income of $103,000 at June 30, 2003.

A 78 basis point decrease in the average rate paid on interest-bearing deposits, partially offset by an average volume increase of $9,000,000 contributed to a $285,000 decrease in interest expense for the quarter ended June 30, 2003 compared to the quarter ended June 30, 2002.

Non-interest income increased by $23,000 or 5.78% due primarily to an increase in called securities for the quarter ended June 30, 2003 as compared to June 30, 2002. $8,000 in premiums were paid to the Bank on these called securities in the second quarter of 2003.

Non-interest expense includes salaries and employee benefits, occupancy and equipment expense, and other expense. Non-interest expense amounted to $1,561,000 at June 30, 2003, a $135,000 or 9.47% increase from June 30, 2002. Of this $135,000 increase of non-interest expense, $52,000 is attributable to an increase in employee salaries and deferred compensation expense. A salary adjustment that went into effect in the latter part of May 2002 is reflected in the 2003 expense.

Income tax expense as of June 30, 2003 as compared to June 30, 2002 increased by $7,000. This increase is directly attributable to slightly higher earnings in 2003.

LIQUIDITY

The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate spread between interest-earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Major elements of the Bank's overall liquidity management capabilities and financial resources are (1) core deposits, (2) closely managed maturity structure of loans and deposits, (3) sale and maturity of assets (primarily investment securities), and, if necessary, (4) extensions of credit which include federal funds purchased. Under current agreements, the Company has unused lines of credit with other banks which total $6,500,000. These lines are unsecured and have variable interest rates based on the lending bank's daily federal fund rate. Liquidity management is both a daily and long-term function of business management. The Company uses its primary liquidity to meet its ongoing commitments, to pay maturing certificates of deposit and deposit withdrawals, and to fund loan commitments. The Company's excess liquidity and borrowing capacity provide added readiness to meet ongoing commitments and growth. At June 30, 2003, the total approved unused commitments to extend credit to customers amounted to $9,424,000. In addition, standby letters of credit totaled $603,000. The Company's certificate of deposits with a remaining maturity of one year or less at June 30, 2003 totaled $76,998,000. Management believes that a significant portion of maturing deposits will remain with the Company. The Company anticipates it will continue to have sufficient funds together with available borrowings to meet its current commitments. At June 30, 2003, the Bank's liquidity ratio was 49.59%.

CAPITAL ADEQUACY

Primary capital (shareholders' equity plus a portion of the allowance for loan losses) as a percent of adjusted total assets is one of the standard measures of capital adequacy used by bank regulators. This and other measurement ratios serve as the underlying basis for evaluating the Bank's capital adequacy and for determining the Bank's insurance fund deposit assessment charges. At June 30, 2003, the Bank's ratios were as follows:

             Risk Based Capital    22.07%
             Tier 1 Capital        20.82%
             Leverage Ratio         9.75%


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

Item 4.  Submission of Matters to a Vote of Security Holders

Pursuant  to  a  notice  of  meeting  mailed  March  10,  2003 accompanied by a proxy statement, the annual meeting of shareholders was held April 10, 2003. Proxies for the annual meeting were solicited pursuant to Regulation 14A. No solicitation was made in opposition to management's nominees for the Board of Directors as listed in the Proxy Statement. All of the following nominees were duly nominated and elected:

     Carl W. Fontenot         K. Wayne Vidrine
     Eugene Fontenot               E.J. Deville
     Jules Hebert             Steven D.Phillips
     Joseph West              Roderick Young
     C. Brent Coreil               Bryan L. Fontenot
     Anita F. Melancon        Brod Veillon


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits -      None.

(b) The Company has not filed any reports on Form 8-K during the quarter ended June 30, 2003.
                           SIGNATURES

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

Date: August 4, 2003


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

Date: August 4, 2003


__________________________
WAYNE VIDRINE
EXECUTIVE VICE PRESIDENT-TREASURER