Form 10QSB
period 2003-09-30
CITIZENS BANCSHARES INC /LA/
filed 2003-11-12
CIK 715762

UNITED STATES
                SECURITIES AND EXCHANGE COMMSSION
                     Washington, D.C.  20549

                           FORM 10-QSB

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30,2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      Class of          Number of Shares
    Common Equity          Outstanding             As of

    Common stock,            114,855         September 30, 2003
    $5 Par Value

                               1.
            CITIZENS BANCSHARES, INC. AND SUBSIDIARY


                                CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Unaudited Financial Statements

Condensed Consolidated Balance Sheet - September 30, 2003

Condensed  Consolidated  Statements of Income  and  Comprehensive
Income - Nine and three months ended September 30, 2003 and 2002

Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 2003 and 2002

Notes to Condensed Consolidated Financial Statements

Item  2.   Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations

Item 3.  Controls and Procedures

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
Item 6.  Exhibits and Reports on Form 8-K

OTHER

Signature Page

Certification by Chief Executive Officer

Certification by Chief Financial Officer


                               2.
PART I.  FINANCIAL INFORMATION

Item 1.  Unaudited Financial Statements

            CITIZENS BANCSHARES, INC. AND SUBSIDIARY
        CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                       September 30, 2003
                    (In thousands of dollars)

ASSETS
Cash and due from banks                                $4,505
Federal funds sold                                      8,475
  Cash & cash equivalents                              12,980
Interest-bearing deposits with banks                    4,254
Securities available for sale, at fair values          51,554
Securities held to maturity                             4,565
Loans receivable, net of allowance for loan
  losses of $1,349                                     72,912
Premises and equipment                                  2,638
Other assets                                            1,563
  Total assets                                       $150,466

LIABILITIES
Demand deposits                                       $15,622
Savings, NOW and money-market deposits                 23,633
Time deposits $100,000 and more                        38,985
Other time deposits                                    55,405
  Total deposits                                      133,645
Accrued expenses and other liabilities                    894
  Total liabilities                                   134,539

SHAREHOLDERS' EQUITY
Common Stock $5 par value, 300,000 shares
  authorized, 115,000 shares issued and
  Outstanding                                             575
Additional paid-in capital                                825
Treasury stock at cost, 145 shares                        (6)
Retained earnings                                      14,219
Accumulated other comprehensive income                    314
  Total shareholders' equity                           15,927
  Total liabilities and shareholders' equity         $150,466


                               3.
            CITIZENS BANCSHARES, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              AND COMPREHENSIVE INCOME (UNAUDITED)
      NINE AND THREE MONTHS ENDED September 30, 2003 & 2002
        (In thousands of dollars, except per share data)

                               Year-to-Date    Quarter-to-Date
Interest income               2003     2002     2003     2002
  Loans receivable            $4,168   $4,274   $1,414   $1,474
  Taxable securities           1,322    1,453      413      464
  Tax-exempt securities          230      219       77       69
  Federal funds sold              85       94       18       28
  Deposits with banks             91      115       31       31
    Total interest income      5,896    6,155    1,953    2,066
Interest expense
  Savings, NOW & MMA's           293      342       86      115
  Time deposits
    $100,000 and more            960    1,063      304      333
  Other time deposits          1,236    1,499      395      468
    Total interest expense     2,489    2,904      785      916

Net interest income            3,407    3,251    1,168    1,150
Provision for loan losses        110       90       45       40
  Net interest income after
  Provision for loan losses    3,297    3,161    1,123    1,110

Non-interest income
  Gain on securities called       25       16        1        1
  Other non-interest income      600      569      203      187
 Total non-interest income       625      585      204      188
Non-interest expense
  Salaries and employee
    Benefits                   1,287    1,192      456      424
  Other expense                1,061      982      330      324
 Total non-interest expense    2,348    2,174      786      748

Income before income taxes     1,574    1,572      541      550
Income tax expense               496      491      172      175

Net income                    $1,078   $1,081     $369     $375

Other comprehensive income,    (329)      444    (506)      287
  net of tax

Comprehensive income            $749   $1,525   ($137)     $662

Net income per share of        $9.39    $9.41    $3.21    $3.26
  common stock
                               4.
            CITIZENS BANCSHARES, INC. AND SUBSIDIARY
   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
          NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                    (In thousands of dollars)

                                           2003        2002
Cash flows from operating activities
  Net income                               $ 1,078      $ 1,081
  Adjustments to reconcile net income
    to net cash provided by operating
    Activities                                 390           99
      Net cash provided by operating
        Activities                           1,468        1,180

Cash flows from investing activities
  Maturities and calls of securities        27,023       15,211
  Purchases of securities                 (29,964)     (17,441)
  Net decrease/(increase) in interest-
    bearing deposits with banks              (791)        1,687
  Net (increase) in loans                  (4,966)      (5,490)
  Purchases of premises and equipment        (126)         (17)
    Net cash (used) by investing
      Activities                           (8,824)      (6,050)

Cash flows from financing activities
  Net increase in deposits                   7,326        6,144
    Net cash provided by financing
      Activities                             7,326        6,144

Net increase (decrease) in cash and
cash equivalents                              (30)        1,274

Cash and cash equivalents at
  beginning of year                         13,010       11,187

Cash and cash equivalents at
  end of period                            $12,980      $12,461

Income taxes paid                          $   428      $   463

Interest paid                              $ 2,563      $ 3,183

Foreclosed real estate acquired in
  satisfaction of loans                    $     -      $   101

                               5.
            CITIZENS BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) BASIS OF PRESENTATION

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

(2) INVESTMENT SECURITIES

The amortized costs and approximate fair values of investments in debt securities at September 30 follow (in thousands of dollars):
                                      Gross     Gross
                           Amort-    Unreal-   Unreal-
                            ized      ized      ized      Fair
Securities available  for   Cost      Gains    Losses     Value
sale

U. S. Government agencies
and corporations           $32,896      $572      $272   $33,196
Mortgage-backed
securities                  15,021        83        94    15,010
State    and    political
subdivisions                 3,160       192         4     3,348

                           $51,077      $847      $370   $51,554

Securities    held     to
maturity

States    and   political
subdivisions                $4,565      $237       $ -    $4,802

                               6.
The scheduled maturities of securities September 30, 2003 were as follows (in thousands of dollars):

                                    Carrying
Contractual maturities                Value

One year or less                      $24,021
After one year through five years      25,512
After five years                        6,586

(3) LOANS RECEIVABLE

The components of loans in the consolidated balance sheet at September 30 were as follows (in thousands of dollars):

Commercial                          $22,186
Agricultural                          7,024
Real estate mortgage                 33,502
Consumer                             11,601
Other                                    14
                                     74,327
Unearned income                        (66)
Allowance for loan losses           (1,349)

                                    $72,912

An analysis of the change in the allowance for loan losses follows (in thousands of dollars):

Balance at January 1, 2003              $1,250
Loans charged off                         (53)
Recoveries                                  42
  Net loans charged off                   (11)
Provision for loan losses                  110
Balance at September 30, 2003           $1,349

At September 30, 2003 loans totaling $1,212,000 were classified as impaired. Of the $1,212,000 impaired loans, there was a related allowance for loan losses of $181,000. Loans for which the accrual of interest had been discontinued at September 30, 2003 were $619,000. Loans past due 90 days or more at the end of September 30, 2003 that were still accruing interest were $110,000.

(4) DEPOSITS

At September 30, 2003, the scheduled maturities of time deposits are as follows (in thousands of dollars):
                               7.

                                                Other
                                  $100,000       time
Year maturing                     and more     Deposits

2003                                $ 9,619     $15,775
2004                                 21,910      28,988
2005                                  3,118       5,353
2006                                    661       1,050
2007 and thereafter                   3,677       4,239

                                    $38,985     $55,405


                               8.
CITIZENS BANCSHARES, INC. AND SUBSIDIARY

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The Company's management exercises judgment in choosing and applying the most appropriate accounting policies and methodologies in different areas. These choices are important, not only to ensure compliance with generally accepted accounting principals, but also to reflect the exercise of management's judgment in determining the most appropriate manner in which to record financial performance. For the company, these key areas include the accounting for the allowance for loan losses.

The allowance for loan losses is maintained to provide for probable credit losses related to specifically identified loans and for losses inherent in the loan portfolio that have been incurred as of the balance sheet date. The allowance is comprised of two components: specific reserves on certain problem loans, and an unallocated portion for exposures arising from factors which are not addressed by the specific reserves. The reserve is calculated using both objective and subjective information. The provision for loan losses is a charge to earnings to maintain the reserve for loan losses at a level
                               9.
consistent with management's assessment of the loan portfolio in light of current conditions and market trends. For further discussion on this calculation and assumptions and methods used, see the "FINANCIAL CONDITION" section of this analysis.

FINANCIAL CONDITION

Total assets of the Company increased by $8,099,000 or 5.69%, from $142,367,000 at December 31, 2002 to $150,466,000 at
September 30, 2003. There was a $7,326,000 increase in total Deposits when comparing December 31, 2002 and September 30, 2003. The primary increase in total deposits is attributed to the increase in both demand and time deposit liabilities. The deposit increase is mainly due to several public entities that increased their deposits in the first quarter of 2003 by approximately $2,700,000. Several new commercial accounts, as well as existing personal accounts, make up the difference in the increase of deposits. This trend has overlapped slightly into the third quarter of 2003. With the funds from this increase in deposits, the bank purchased an additional $4,479,000 in available for sale investment securities. The banks loan portfolio has also increase by $4,955,000 since December 31, 2002 due to several large commercial loans funded in the second and third quarter of 2003.

Earning assets, which include loans, investment securities, federal funds sold, and deposits in other banks were 94.21% of total assets at September 30, 2003.

The Bank maintains an allowance for loan losses against which impaired or uncollectible loans are charged. The balance in the allowance for loan losses was $1,349,000 at September 30, 2003, which represents 1.82% of total loans outstanding on that date. Provisions to the allowance for loan losses which were charged to net income for the periods ended September 30, 2003 and 2002 were $110,000 and $90,000, respectively.

Management has determined that the level of the allowance for loan losses should be within an acceptable range at any reporting date. The allowance is evaluated on losses and provided accordingly. The low end of the range is based on specific allocations from loans on the Company's Watch List (which includes loans classified at our most recent examination by regulators, loans past due 90 days or more, loans for which the accrual of interest has been discontinued, and any other loans which in the judgment of management warrant special attention), plus an unallocated allowance of 1% of the loans
                               10.
not included on the Watch List, and an unallocated allowance of 10% of the accrued interest on all loans. The sum of these amounts represents the minimum required level in the allowance.

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

Based on this evaluation at September 30, 2003, management believes that the $1,349,000 in the allowance for loan losses is sufficient to cover potential losses in the loan portfolio. All available information has been used in this evaluation. However, future additions to the allowance may be necessary based on changes in the local economic conditions, which depends heavily on the agricultural industry. In addition, individual borrower's financial condition are subject to change, and regulatory agencies, as part of their examination process, could require the Company to recognize additions to the allowance based on their judgment about information available to them at the time of their examination.

No significant changes or trends occurred or are anticipated that
could   affect   the  allowance,  including   changes   in   loan
concentrations, quality, or terms or changes in the methods and assumptions used in its estimate.

With interest earned on investment securities being one of the primary sources of income, investment securities increased since year-end 2002 by $2,407,000 or 4.48% at September 30, 2003. The
following chart lists the percentage makeup of the portfolio as of September 30, 2003:

     U.S. Government Agencies           59.15%
     Mortgage-Backed Securities         14.10%
     Municipal Securities                    26.75%

As of September 30 2003, securities classified as "held to maturity" had an amortized cost/recorded value of $4,565,000 and a
                               11.
fair value of $4,802,000; securities classified as "available for sale" had a fair value of $51,554,000 and an amortized cost of $51,077,000.

Customer deposits are the Bank's primary source of funds. Total deposits increased $7,326,000 or 5.80% from $126,319,000 at
December  31,  2002  to  $133,645,000 at September  30,  2003  as
discussed above.

RESULTS OF OPERATIONS

For the third quarter of 2003, the Company reported net income of $1,078,000 or $9.39 per basic and diluted net income per share of common stock. Net return on assets was 0.96% and net return on equity was 9.41%.

Net interest income is the Company's principal source of revenue and is measured by the difference between interest income earned on loans and investments and interest expense incurred on deposits. At September 30, 2003, the Bank's net interest margin was 3.03%, a slight decrease from the September 30, 2002 margin of 3.17%. Net interest income increased $156,000, or 4.8% in 2003 to $3,407,000 compared to $3,251,000 at September 30, 2002.
The reason for such increase was $259,000 or 4.21% decrease in interest income which was offset by a $415,000 or 14.29% decrease in interest expense.

Quarter  to  date Net Interest Income for September  30,  2003 shows a slight increase of $18,000 when comparing the same quarter in 2002. Through careful management of interest rates, the bank is able to mitigate significant fluctuations in its net interest income, even though the components, that is, interest income and expense, might vary.

The average yield on loans decreased 53 basis points in quarterly comparisons from 8.49% to 7.96% at September 30, 2003 when compared to September 30, 2002. The decrease in loan yields resulted primarily from the decrease in prime lending (prime) rate during 2002. 2002's third quarter prime rate was 4.75% as compared to 2003's third quarter prime rate of 4%. Although the average loans for the third quarter 2003 increased by 3.91% or $2,625,000 when compared to third quarter 2002, the impact of declining rates more than exceeded the impact of volume increase in the loan portfolio, resulting in a $106,000 decrease in interest income on loans when comparing 2003 and 2002 YTD.

Average other investments, which include securities, fed funds
                               12.
sold and interest bearing deposits with banks, increased from $60,654,000 at September 30, 2002 to $71,061,000 at September 30
2003. However, the yield on these investments has declined 89 basis points from 4.13% at September 30, 2002 down to 3.24% at September 30, 2003. Again, this decline is attributable to the decrease in interest rates, and resulted in a decrease in other investment income of $153,000 at September 30, 2003.

A 75 basis point decrease in the average rate paid on interest-bearing deposits, partially offset by an average volume increase of $9,000,000 contributed to a $415,000 decrease in interest expense for the quarter ended September 30, 2003 compared to the quarter ended September 30, 2002.

Non-interest income increased by $40,000 or 6.84% for the quarter ended September 30, 2003 as compared to June 30, 2002.

Non-interest income for the quarter ended September 30, 2003 and 2002 were $204,000 and $188,000, respectively. This slight increase of $16,000 is attributable to increase in insurance commissions and loan closing fees related to the increase volume of loans.

Non-interest expense includes salaries and employee benefits, occupancy and equipment expense, and other expense. Non-interest expense amounted to $2,348,000 at September 30, 2003, a $174,000 or 8% increase from September 30, 2002. Of this $174,000 increase of non-interest expense, $80,000 is attributable to an increase in employee salaries and deferred compensation expense. A salary adjustment that went into effect in the latter part of May 2002 is reflected in the 2003 expense.

Non-interest expense for the quarters ended September 30, 2003
and  2002  were  $786,000  and  $748,000,  respectively.   The
$38,000 increase was caused primarily by normal salary and related benefit increases for employees.

Income tax expense as of September 30, 2003 as compared to September 30, 2002 increased by $5,000. This slight increase is directly attributable to slightly higher earnings in 2003.

LIQUIDITY

The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate spread between interest-earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet cash flow requirements of customers who may be either depositors wanting to
                               13.
withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Major elements of the Bank's overall liquidity management capabilities and financial resources are (1) core deposits, (2) closely managed maturity structure of loans and deposits, (3) sale and maturity of assets (primarily investment securities), and, if necessary, (4) extensions of credit which include federal funds purchased. Under current agreements, the Company has unused lines of credit with other banks which total $7,700,000. These lines are unsecured and have variable interest rates based on the lending bank's daily federal fund rate. Liquidity management is both a daily and long-term function of business management. The Company uses its primary liquidity to meet its ongoing commitments, to pay maturing certificates of deposit and deposit withdrawals, and to fund loan commitments. The Company's excess liquidity and borrowing capacity provide added readiness to meet ongoing commitments and growth. At September 30, 2003, the total approved unused commitments to extend credit to customers amounted to $8,216,000. In addition, standby letters of credit totaled $597,000. The Company's certificate of deposits with a remaining maturity of one year or less at June 30, 2003 totaled $75,359,000. Management believes that a significant portion of maturing deposits will remain with the Company. The Company anticipates it will continue to have sufficient funds together with available borrowings to meet its current commitments. At September 30, 2003, the Bank's liquidity ratio was 48.14%.

CAPITAL ADEQUACY

Primary capital (shareholders' equity plus a portion of the allowance for loan losses) as a percent of adjusted total assets is one of the standard measures of capital adequacy used by bank regulators. This and other measurement ratios serve as the underlying basis for evaluating the Bank's capital adequacy and for determining the Bank's insurance fund deposit assessment charges. At September 30, 2003, the Bank's ratios were as follows:

             Risk Based Capital    22.21%
             Tier 1 Capital        20.96%
             Leverage Ratio        10.09%

To be categorized as well capitalized, the Bank must maintain a total risk-based capital ratio of 10% or higher, Tier 1 risk-based capital ratio of 6% or higher, and leverage capital ratio of 5% or higher.

                               14.

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

                               15.
Item 3.  Controls and Procedures

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

                               16.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Legal proceedings involving the Bank are limited to proceedings arising from normal business activities, none of which are considered material.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits -      None.

(b) The Company has not filed any reports on Form 8-K during the quarter ended September 30, 2003.

                               17.
                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CITIZENS BANCSHARES, INC.



CARL W. FONTENOT
PRESIDENT & CEO



WAYNE VIDRINE
EXECUTIVE VICE PRESIDENT-TREASURER


                               18.


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

                               19.

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

Date: November 7, 2003


__________________________
CARL W. FONTENOT
PRESIDENT/CEO
                               20.

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

                               21.

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

Date: November 7, 2003


__________________________
WAYNE VIDRINE
EXECUTIVE VICE PRESIDENT-TREASURER


                               22.